Form 10-Q
period 1996-06-30
SAVILLE SYSTEMS PLC
filed 1996-08-14
CIK 1001635

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM_______TO_______

                        Commission File Number 0-57495


                              SAVILLE SYSTEMS PLC
            (Exact name of registrant as specified in its charter)



     Republic of Ireland                                 Not Applicable
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)


                   IDA Business Park, Dangan Galway, Ireland
         (Address of principal executive offices, including zip code)


                               011-353-91-526611
             (Registrant's telephone number, including area code)

  American Depository Shares, Representing Ordinary Shares, $0.0025 par value
                               (Title of Class)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X] Yes       [_] No

Number of shares outstanding of the registrant's class of Ordinary Shares as of August 1, 1996 was 17,747,706.

                              SAVILLE SYSTEMS PLC

                               FORM 10-Q REPORT

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                        PAGE

                        PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of June 30, 1996
         (unaudited) and December 31, 1995                                3

        Consolidated Statements of Income for the three and for
         the six months ended June 30, 1996 and 1995(unaudited)           4

        Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995(unaudited)                          5

        Notes to Consolidated Financial Statements(unaudited)             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7-10


                          PART II - OTHER INFORMATION                    11

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

                                                        June 30     December 31
                                                         1996          1995
                                                      (unaudited)
- -------------------------------------------------------------------------------
 ASSETS
 Current
 Cash and cash equivalents                               $24,141      $23,722
 Short term investments, at cost which approximates        5,000            -
 market
 Accounts receivable, less allowance for doubtful
 accounts of $486 and $370, respectively                  10,776        8,177
 Prepaid expenses and other assets                         1,336        1,056
- -------------------------------------------------------------------------------
                                                           41,253      32,955

 Property and equipment, net                                3,220       2,335
 Long-term receivable                                         744         741
- -------------------------------------------------------------------------------
                                                          $45,217     $36,031
- -------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                          $1,800      $1,079
 Accrued compensation and related benefits                  1,992       1,527
 Accrued royalties                                            334         663
 Income taxes payable                                       1,332       1,228
 Other current liabilities                                    535         296
 Deferred revenues                                          1,129
 Current portion of long-term debt                             71          53
- -------------------------------------------------------------------------------
                                                            7,193       4,846
- -------------------------------------------------------------------------------
 Long-term debt                                                 -          44
 Minority interest                                            290         217
- -------------------------------------------------------------------------------
                                                              290         261
- -------------------------------------------------------------------------------
 Shareholders' equity
 Share capital                                                 92          92
 Additional paid-in capital                                25,830      23,636
 Retained earnings                                         11,848       7,244
 Cumulative translation account                               (36)        (48)
- -------------------------------------------------------------------------------
                                                           37,734      30,924
- -------------------------------------------------------------------------------
                                                          $45,217     $36,031
- -------------------------------------------------------------------------------


See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME



(in thousands of U.S. dollars, except per share data)


                                                  Three months ended                Six months ended
                                                June 30        June 30          June 30          June 30
                                                 1996           1995             1996             1995
- -----------------------------------------------------------------------------------------------------------
                                             (unaudited)     (unaudited)     (unaudited)      (unaudited)

REVENUE
Services                                        $10,237          $6,549          $19,269          $12,394
License Fees                                      2,068           1,054            3,591            2,671
- -----------------------------------------------------------------------------------------------------------
                                                 12,305           7,603           22,860           15,065
- -----------------------------------------------------------------------------------------------------------

EXPENSES
Cost of services                                  5,112           2,957            9,590            5,835
Cost of license fees                                 26              15               48               29
Sales and marketing                                 819             332            1,456              665
Research and development                          1,021             289            1,881              422
General and administrative                        2,476           1,666            4,797            3,069
- -----------------------------------------------------------------------------------------------------------
                                                  9,454           5,259           17,772           10,020
- -----------------------------------------------------------------------------------------------------------

Income from operations                            2,851           2,344            5,088            5,045
Other income, net                                   383              57              626              132
- -----------------------------------------------------------------------------------------------------------
Income before income taxes                        3,234           2,401            5,714            5,177
Provision for income taxes                          597             475            1,037            1,207
- -----------------------------------------------------------------------------------------------------------
Income before minority interest                   2,637           1,926            4,677            3,970
Minority interest share in subsidiaries' net
income                                               75              37               73               43
- -----------------------------------------------------------------------------------------------------------
Net income                                       $2,562          $1,889           $4,604           $3,927
- -----------------------------------------------------------------------------------------------------------


Net income per share                              $0.14           $0.12            $0.25            $0.25
- -----------------------------------------------------------------------------------------------------------

Shares used in computing net income
per share (in thousands)                         18,892          15,797           18,788           15,797
- -----------------------------------------------------------------------------------------------------------

 See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

                                                                           Six months ended
                                                                   June 30                 June 30
                                                                     1996                    1995
- --------------------------------------------------------------------------------------------------------
                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $4,604                $3,927
Adjustments to reconcile net income to net cash provided by
operating activities:
 Depreciation and amortization                                              318                   103
 Allowance for doubtful accounts                                            116                   292
 Minority interest                                                           73                    43
Changes in operating assets and liabilities:
 Accounts receivable                                                     (2,715)               (1,963)
 Other current assets                                                      (280)                   98
 Accounts payable and other accrued liabilities                             533                   123
 Accrued compensation and benefits                                          465                   443
 Accrued royalties                                                         (329)                  159
 Income taxes payable                                                       104                  (212)
 Deferred revenue                                                         1,129
 Other current liabilities                                                  104                    (6)
- --------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       4,122                 3,007
- --------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                       (1,203)               (1,454)
Purchase of short term investments                                       (5,000)
- --------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (6,203)               (1,454)
- --------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                 (26)                  (51)
Advances from related parties                                                                      28
Repayments to related parties                                                                     (38)
Proceeds from share issuance                                              2,930                   159
Public offering costs                                                      (413)
- --------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       2,491                    98
- --------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       9                    49
- --------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                   419                 1,700
Cash and cash equivalents, beginning of period                           23,722                 3,509
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $24,141                $5,209
- --------------------------------------------------------------------------------------------------------


Supplement disclosure of cash flow information:
 Cash paid for interest                                                      11                    34
 Cash paid for income taxes                                                 933                 1,416
 Note receivable from sale (repayment) of shares                           (100)                  100


See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements at June 30,1996. (unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements are unaudited, except for the balance sheet dated as of December 31, 1995, and have been prepared by the Company in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended June 30, 1996 and 1995 and the financial position at June 30, 1996.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Net Income Per Share

Net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding and gives effect to certain adjustments described below. Share equivalents are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common share equivalents issued during the twelve month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the assumed initial public offering price.


3.  Share Capital

The number of Ordinary Shares and Deferred Shares outstanding were 17,747,706 and 30,000, respectively at June 30, 1996 and 17,576,406 and 30,000, respectively at December 31, 1995. On June 20, 1996, 71,300 Ordinary Shares were issued pursuant to the Employee Stock Option Plan for proceeds of approximately $230,000. On June 24, 1996 the Company issued 100,000 Ordinary Shares in a public offering raising proceeds of $2,600,000 to the Company before public offering expenses.

During the three months ended June 30, 1996 the Company granted 11,000 options entitling holders to receive one Ordinary Share for each option at exercise prices ranging from $18.75 to $33.25 Also during the period, options to purchase an aggregate of 12,473 Ordinary Shares with an exercise price of $8.66 were cancelled.

As at June 30, 1996, options entitling holders to purchase an aggregate of 1,763,526 Ordinary Shares were outstanding with exercise prices ranging from $1.68 to $33.75.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report, and the Audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and with the Unaudited Consolidated Financial Statements and Notes thereto contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

Results of Operations

Revenues

Total Revenues increased 61.8% from $7.6 million in the three months ended June 30, 1995 to $12.3 million in the three months ended June 30,1996, and increased
51.7 % from $15.1 million in the six months ended June 30, 1995 to $22.9 million in the six months ended June 30, 1996. Both service and license fee revenues increased as described below.

Service revenues increased 56.3% from $6.6 million in the three months ended June 30, 1995 to $10.2 million in the three months ended June 30,1996, and increased 55.5% from $12.4 million in the six months ended June 30, 1995 to $19.3 million in the six months ended June 30, 1996. The increase in service revenues was due to increased demand for software enhancements from existing clients and customizations for new clients.


License fee revenues increased 96.2% from $1.1 million in the three months ended June 30, 1995 to $2.1 million in the three months ended June 30, 1996, and increased 34.4% from $2.7 million in the six months ended June 30, 1995 to $3.6 million in the six months ended June 30, 1996. The amount of license fee revenues depends largely on the number of installations in the period.
Cost of Services

Cost of services increased 72.8% from $3.0 million in the three months ended June 30, 1995 to $5.1 million in the three months ended June 30, 1996, and increased 64.4% from $5.8 million in the six months ended June 30, 1995 to $9.6 million in the six months ended June 30, 1996. As a percentage of service revenues, cost of services increased from 45.2% to 49.9% and from 47.1% to 49.8% in the three and six month periods, respectively. The increase in expenses was primarily due to additional personnel hired to support the increased volume of business.

Cost of License Fees

Cost of license fees increased 73.3% from $15,000 in the three months ended June 30, 1995 to $26,000 in the three months ended June 30, 1996, and increased 65.5% from $29,000 in the six months ended June 30, 1995 to $48,000 in the six months ended June 30, 1996. This increase was due to employee sales commissions earned on new installations, partially offset by reductions in royalties paid to a third party in connection with certain license fees.

Sales and Marketing

Sales and marketing expenses increased 146.7% from $332,000 in the three months ended June 30, 1995 to $819,000 in the three months ended June 30, 1996, and increased 118.9% from $665,000 in the six months ended June 30, 1995 to $1.5 million in the six months ended June 30, 1996. This increase was primarily due to the continued effect of the expansion of the Company's sales force in the latter half of 1995. The Company anticipates that continued expansion of its sales force in North America and its intention to establish a stronger sales presence in Europe will increase its sales and marketing expenses through the remainder of 1996.

Research and Development

Research and development expenses increased from $289,000 in the three months ended June 30, 1995 to $1.0 million in the three months ended June 30, 1996, and increased from $422,000 in the six months ended June 30, 1995 to $1.9 million in the six months ended June 30, 1996. This increase was due to increased development efforts by the Company in creating new and enhanced billing and customer care products. The Company intends to continue to increase its investment in research and development efforts in the future.

General and Administrative

General and administrative expenses increased 48.6% from $1.7 million in the three months ended June 30, 1995 to $ 2.5 million in the three months ended June 30, 1996, and increased 56.3% from $3.1 million in the six months ended June 30, 1995 to $4.8 million in the six months ended June 30, 1996. This increase was attributable to the costs related to the infrastructure necessary to support the growth in the Company's employee base and the expansion of the Company's business.

Other Income and Expenses

Other income, net of other expenses, increased from $57,000 in the three months ended June 30, 1995 to $383,000 in the three months ended June 30, 1996, and increased from $132,000 in the six months ended June 30, 1995 to $626,000 in the six months ended June 30, 1996. This increase was primarily the result of increased interest income earned on cash and cash equivalents and short term investments.

Provision for Income Taxes

The Company recorded a tax provision of $475,000 and $1.2 million in the three and six months ended June 30,1995, representing effective tax rates of 19.8% and 23.3%, respectively. Comparatively tax provisions of $597,000 and $1.0 million were recorded in the three and six months ended June 30, 1996, representing effective tax rates of 18.5% and 18.1%, respectively. The Company's effective tax rate may vary period to period due to income being earned in different jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. This eligibility is the reason that the Company's effective tax rate is below the Irish standard rate of 38%, effective April 1, 1995 and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.

Liquidity and Capital Resources

Cash and cash equivalents increased $419,000 from $23.7 million at December 31, 1995 to $24.1 million at June 30, 1996. During the six months ended June 30, 1996 $4.1 million of cash was provided by operating activities which represents a $1.1 million increase over the corresponding period in 1995. The increase is due to increased net income and increases in deferred revenues and accounts payable in the six month period ended June 30, 1996 partially offset by increases in accounts receivable and payments on accrued royalties.

The Company used $1.2 million to purchase fixed assets and invested excess cash balances of $5.0 million in short-term investments maturing within three to six months.

During the six months ended June 30, 1996 the Company issued Ordinary Shares pursuant to options exercised under the employee stock option plan for proceeds of approximately $230,000. On June 24, 1996, the Company issued 100,000 Ordinary Shares in a public offering for proceeds to the Company of approximately $2.6 million. Also during the six months ended June 30, 1996 the Company paid public offering costs of approximately $413,000 and received $100,000 on the repayment of an employee share purchase loan.

As of June 30, 1996 the Company had $10.8 million in net accounts receivable. The average days sales outstanding ("DSO") at June 30, 1996 was approximately 86 days as compared to approximately 88 at June 30, 1995. DSO is calculated based on the average daily sales of the immediately preceding six month period divided by the trade accounts receivable balance at the end of the period.

The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements through at least fiscal 1997.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

To date, a substantial portion of the Company's total revenues has derived from a small number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. A significant decrease in business from any of its major customers would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company competes with both independent providers of systems and services like the Company and with internal billing departments of existing telecommunications service providers, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

The Company's future success depends in large part on its ability to develop new customer relationships with successful telecommunications service providers. There can be no assurance that the Company will be able to develop such relationships or that service providers that become customers of the Company will be successful. Historically, the Company has been dependent on long-term customer relationships and therefore, the failure of the Company's customers to compete effectively in the telecommunications market could have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has developed software for UNIX-based operating systems, the Company's billing software currently runs primarily on the IBM AS/400 platform which represents a leading platform for existing and new billing systems. If there should be a rapid shift away from the current use of the AS/400 platform by the telecommunications industry for billing, the Company would be required to expend substantial capital resources to develop new software and likely experience delays or losses in customer orders.

The Company's success will depend upon its ability to enhance its existing products and to introduce new products and features to meet changing customer requirements. The Company is currently devoting significant resources to refining and expanding its base software modules and to continuing the development of billing software that will operate on UNIX-based operating systems. If the Company were unable, due to resource, technological or other constraints, to adequately anticipate or respond to such changes, the Company's business, financial condition and results of operations would be materially adversely affected.

Historically, the Company's sales outside the United States have represented a significant portion of the Company's total revenues, and the Company expects that non-U.S. operations will continue to account for a significant portion of its revenues in the future. The Company's international business is subject to risks such as fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and longer accounts receivable payment cycles.

Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and, under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a 10% rate, which is substantially lower than U.S. tax rates. If the Company could no longer qualify for this 10% tax rate or if the tax laws were rescinded or change, the Company's net income could be materially adversely affected.
In addition, if U.S., Canadian or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase, and its cash flow and results of operations could be materially adversely affected.

                              SAVILLE SYSTEMS PLC

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              The exhibits listed in the Exhibit Index as part of or included in this report.

         (b)  Reports on form 8-K

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAVILLE SYSTEMS PLC
                                        (Registrant)



Date:  August 13, 1996                  By:  /s/John J. Boyle, III
     ------------------------------        -------------------------------
                                             John J. Boyle, III
                                             President & CEO


Date:  August 13, 1996                  By:  /s/Marc Venator
     ------------------------------        -------------------------------
                                             Marc Venator
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)

                              SAVILLE SYSTEMS PLC
                               FORM 10-Q REPORT
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                              INDEX TO EXHIBITS
                              --------------------

Exhibit No.        Description                                      Page
- -----------        -----------                                      ----

11.0               Statement re:  Computation of Per Share          14
                                  Earnings

27.0               Financial Data Schedule                          15