Form 10-Q
period 1996-09-30
SAVILLE SYSTEMS PLC
filed 1996-11-14
CIK 1001635

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


                                       OR


          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         Commission File Number 0-57495


                               SAVILLE SYSTEMS PLC
             (Exact name of registrant as specified in its charter)



                               Republic of Ireland
         (State or other jurisdiction of incorporation or organization)

                                 Not Applicable
                      (I.R.S. Employer Identification No.)

                   IDA Business Park, Dangan, Galway, Ireland
          (Address of principal executive offices, including zip code)


                                011-353-91-526611
              (Registrant's telephone number, including area code)

   American Depository Shares, Representing Ordinary Shares, $0.0025 par value
                                (Title of Class)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares outstanding of the registrant's class of Ordinary Shares as of October 31, 1996 was 17,836,805.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


                                      PAGE

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


         Consolidated Balance Sheets as at September 30, 1996 (unaudited)
              and December 31, 1995                                            3

         Consolidated Statements of Income for the three and for the nine
              months ended September 30, 1996 and 1995 (unaudited)             4

         Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995 (unaudited)                         5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    7-10


PART II - OTHER INFORMATION                                                   11


SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13


Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars)


                                                                                    September 30    December 31
                                                                                        1996           1995
                                                                                     (unaudited)

--------------------------------------------------------------------------------      --------       --------
ASSETS
Current

Cash and cash equivalents ......................................................      $ 28,681       $ 23,722
Accounts receivable, less allowance for doubtful accounts of $671 and
$370, respectively .............................................................        15,123          8,177
Prepaid expenses and other assets ..............................................         1,314          1,056


                                                                                        45,118         32,955

Property and equipment, net ....................................................         3,971          2,335
Long-term receivable ...........................................................           743            741


                                                                                      $ 49,832       $ 36,031


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ...............................................................      $  2,083       $  1,079
Accrued compensation and related benefits ......................................         2,619          1,527
Accrued royalties ..............................................................           167            663
Income taxes payable ...........................................................         2,286          1,228
Other current liabilities ......................................................           698            296
Current portion of long-term debt ..............................................            57             53


                                                                                         7,910          4,846


Long-term debt .................................................................          --               44
Minority interest ..............................................................           302            217


                                                                                           302            261


Shareholders' equity
Share capital ..................................................................            93             92
Additional paid-in capital .....................................................        26,404         23,636
Retained earnings ..............................................................        15,159          7,244
Cumulative translation account .................................................           (36)           (48)


                                                                                        41,620         30,924


                                                                                      $ 49,832       $ 36,031


See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME


(in thousands of U.S. dollars, except per share data)



                                                      Three months ended                   Nine months ended
                                                September 30       September 30     September 30      September 30
                                                    1996               1995             1996              1995

--------------------------------------------- ------------------ ----------------- ---------------- -----------------

                                                 (unaudited)        (unaudited)       (unaudited)       (unaudited)
REVENUE
Services                                                $12,051          $5,807          $31,320           $18,201
License Fees                                              2,696           1,239            6,287             3,910


                                                         14,747           7,046           37,607            22,111



EXPENSES
Cost of services                                          5,932           2,930           15,522             8,765
Cost of license fees                                        140              24              188                53
Sales and marketing                                         920             370            2,376             1,035
Research and development                                  1,085             553            2,966               975
General and administrative                                2,830           1,687            7,627             4,756


                                                         10,907           5,564           28,679            15,584



Income from operations                                    3,840           1,482            8,928             6,527
Other income, net                                           393               8            1,019               140


Income before income taxes                                4,233           1,490            9,947             6,667
Provision for income taxes                                  910             388            1,947             1,595



Income before minority interest                           3,323           1,102            8,000             5,072
Minority interest share in subsidiaries'
net income                                                   12              48               85                91


Net income                                               $3,311          $1,054           $7,915            $4,981



Net income per share                                      $0.17           $0.07            $0.42             $0.32



Shares used in computing net income per
share (in thousands)                                     19,048          15,797           18,875            15,797



See accompanying notes


Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands of U.S. dollars)

                                                                                         Nine months ended
                                                                                    September 30   September 30
                                                                                       1996           1995

--------------------------------------------------------------------------------     --------       --------

                                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................     $  7,915       $  4,981
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Depreciation and amortization ................................................          530            223
  Allowance for doubtful accounts ..............................................          301            325
  Minority interest ............................................................           85             91
Changes in operating assets and liabilities:
  Accounts receivable ..........................................................       (7,247)        (4,021)
  Other current assets .........................................................         (258)           (33)
  Long term receivable .........................................................                        (612)
  Accounts payable .............................................................        1,004            327
  Accrued compensation and related benefits ....................................        1,092            612
  Accrued royalties ............................................................         (496)           271
  Income taxes payable .........................................................        1,058           (123)
  Other current liabilities ....................................................          267           (231)


Net cash provided by (used in) operating activities ............................        4,251          1,810



CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment .............................................       (2,166)        (1,861)



Net cash used in investing activities ..........................................       (2,166)        (1,861)



CASH FLOWS FROM FINANCING ACTIVITIES
Loan repayments from an officer ................................................                          50
Repayment of long-term debt ....................................................          (40)          (274)
Repayments to related parties ..................................................                         (10)
Proceeds from share issuances ..................................................        3,487            159
Public offering costs ..........................................................         (583)          (142)
Dividends ......................................................................                      (3,000)


Net cash provided by (used in) financing activities ............................        2,864         (3,217)



Effect of exchange rate changes on cash ........................................           10             76



Net increase in cash and cash equivalents ......................................        4,959         (3,192)
Cash and cash equivalents, beginning of period .................................       23,722          3,509


Cash and cash equivalents, end of period .......................................     $ 28,681       $    317



  Supplement disclosure of cash flow information:
  Cash paid for interest .......................................................           14             51
  Cash paid for income taxes ...................................................          936          1,726
  Note receivable from sale (repayment) of shares ..............................         (100)           100

See accompanying notes

Saville Systems PLC


Notes to Consolidated Financial Statements at September 30, 1996.  (unaudited)



1.       Basis of Presentation


The accompanying consolidated financial statements are unaudited, except for the balance sheet dated as of December 31, 1995, and have been prepared by the Company in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended September 30, 1996 and 1995 and the financial position at September 30, 1996.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.       Net Income Per Share

The net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding and gives effect to certain adjustments described below. Share equivalents are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common share equivalents issued during the twelve month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.



3.       Share Capital

The number of Ordinary Shares and Deferred Shares outstanding are 17,836,805 and 30,000 respectively at September 30, 1996 and 17,576,406 and 30,000,
respectively at December 31, 1995. On June 24, 1996 the Company issued 100,000 Ordinary Shares in a public offering raising proceeds of $2,600,000 to the company before expenses. The Company issued 89,099 and 160,399 Ordinary shares pursuant to the 1996 Employee Stock Option Plan for proceeds of $557,000 and $787,000, respectively in the three and nine months ended September 30, 1996.

During the three months ended September 30, 1996, the Company granted under the 1996 Employee Stock Option Plan 16,000 options entitling holders to receive one Ordinary Share for each option at exercise prices ranging from $26.625 to $29.125 and 37,499 options under the Employee Stock Purchase plan at a price of $21.76. Also during the period, options to purchase an aggregate of 10,690 Ordinary Shares with an exercise price ranging from $8.66 to $10.00 were cancelled.

As at September 30, 1996, options entitling holders to purchase an aggregate of 1,717,236 Ordinary Shares were outstanding with exercise prices ranging from $1.68 to $32.375.

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations


General

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report, the Audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and with the Unaudited Consolidated Financial Statements and Notes thereto contained in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996.


Results of Operations

Revenues


Total revenues increased 109.3% from $7.0 million in the three months ended September 30, 1995 to $14.7 million in the three months ended September 30, 1996, and increased 70.1% from $22.1 million in the nine months ended September 30, 1995 to $37.6 million in the nine months ended September 30, 1996. Both service and license fee revenues increased as described below.

Service revenues increased 107.5% from $5.8 million in the three months ended September 30, 1995 to $12.1 million in the three months ended September 30, 1996, and increased 72.1% from $18.2 million in the nine months ended September 30, 1995 to $31.3 million in the nine months ended September 30, 1996. The increase in service revenues was primarily due to increased demand for software enhancements from existing clients, as well as customizations for new clients.

License fee revenues increased 117.6% from $1.2 million in the three months ended September 30, 1995 to $2.7 million in the three months ended September 30, 1996, and increased 60.8% from $3.9 million in the nine months ended September 30, 1995 to $6.3 million in the nine months ended September 30, 1996. Several new license fees have been negotiated during the nine months ended September 30, 1996.


Cost of Services


Cost of services increased 102.5% from $2.9 million in the three months ended September 30, 1995 to $5.9 million in the three months ended September 30, 1996, and increased 77.1% from $8.8 million in the nine months ended September 30, 1995 to $15.5 million in the nine months ended September 30, 1996. As a percentage of service revenues, cost of services remained relatively constant in all periods, decreasing from 50.5% to 49.2% in the three month period and increasing from 48.2% to 49.6% in the nine month period. The overall increase in expenses was primarily due to additional personnel hired to support the increased volume of business.


Cost of License Fees


Cost of license fees increased from $24,000 in the three months ended September 30, 1995 to $140,000 in the three months ended September 30, 1996 , and increased from $53,000 in the nine months ended September 30, 1995 to $188,000 in the nine months ended September 30, 1996. This increase was due to employee sales commissions earned on new license fee agreements, partially offset by reductions in royalties paid to a third party in connection with certain license fees.

Sales and Marketing


Sales and marketing expenses increased 148.6% from $370,000 in the three months ended September 30, 1995 to $920,000 in the three months ended September 30, 1996, and increased 129.6% from $1.0 million in the nine months ended September 30, 1995 to $2.4 million in the nine months ended September 30, 1996. This increase was primarily due to the expansion of the Company's sales force in the latter half of 1995. The Company anticipates that continued expansion of its sales force in North America and its intention to establish a stronger sales presence in Europe will increase its sales and marketing expenses through the remainder of 1996.


Research and Development


Research and development expenses increased from $553,000 in the three months ended September 30, 1995 to $1.1 million in the three months ended September 30, 1996, and increased from $975,000 in the nine months ended September 30, 1995 to $3.0 million in the nine months ended September 30, 1996. This increase was due to increased development efforts by the Company in creating new and enhanced billing and customer care products. The developments resulted in the release of Saville's Convergent Billing Platform TM (CBP)in the first quarter of 1996. The Company intends to continue to increase its investment in research and development efforts in the future.


General and Administrative


General and administrative expenses increased 67.8 % from $1.7 million in the three months ended September 30, 1995 to $2.8 million in the three months ended September 30, 1996, and increased 60.4% from $4.8 million in the nine months ended September 30, 1995 to $7.6 million in the nine months ended September 30, 1996. This increase was attributable to the costs of building infrastructure during 1995 and 1996 to support the growth in the Company's employee base and the expansion of the Company's business.


Other Income and Expenses


Other income, net of other expenses, increased from $8,000 in the three months ended September 30, 1995 to $393,000 in the three months ended September 30, 1996, and increased from $140,000 in the nine months ended September 30, 1995 to $1.0 million in the nine months ended September 30, 1996. This increase was primarily the result of interest earned on cash and cash equivalents and on the net proceeds from the Company's public offering in November, 1995.


Provision for Income Taxes


The Company recorded a tax provision of $388,000 and $1.6 million in the three and nine months ended September 30, 1995, respectively representing effective tax rates of 26.0% and 23.9% respectively. Comparatively, tax provisions of $910,000 and $1.9 million were recorded in the three and nine months ended September 30, 1996, respectively, representing effective tax rates of 21.5% and 19.6% respectively. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. The eligibility for the 10% tax rate is the reason that the Company's effective tax rate is below the Irish standard rate of 38%, and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.

Liquidity and Capital Resources


Cash and cash equivalents increased $5.0 million from $23.7 million at December 31, 1995 to $28.7 million at September 30, 1996. During the nine months ended September 30, 1996, $4.3 million of cash was provided by operating activities representing an increase of $2.4 million over the corresponding period in 1995. This increase was due primarily to the increased net income in the nine months ended September 30, 1996.

The Company used $2.2 million to purchase fixed assets during the nine months ended September 30, 1996. This represents an increase of $305,000 over the corresponding period in 1995. The Company continues to make capital asset investments for infrastructure to support the business growth experienced and anticipated in the next fiscal period. The Company expects to continue its capital asset investments in 1997.

During the nine months ended September 30, 1996 the Company issued Ordinary Shares pursuant to exercises of options under the employee stock option plan for proceeds of approximately $787,000. On June 24, 1996, the Company issued 100,000 Ordinary Shares in a public offering for proceeds to the Company of approximately $2.6 million before expenses. Also, during the nine months ended September 30, 1996 the Company paid public offering costs of approximately $583,000 and received $100,000 on the repayment of an employee share purchase loan.

As of September 30, 1996 the Company had $15.1 million in net accounts receivable. The average days sales outstanding ("DSO") at September 30, 1996 was approximately 94 days as compared to approximately 121 at September 30, 1995. DSO is calculated based on the average daily sales of the immediately preceding three month period divided by the trade accounts receivable balance at the end of the period.

The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements through at least fiscal 1997.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

To date, a substantial portion of the Company's total revenues has derived from a small number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. A significant decrease in business from any of its major customers would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K


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

                                                     SAVILLE SYSTEMS PLC
                                  (Registrant)






Date: November 12, 1996                     By:      /s/ John J. Boyle, III
     -------------------------------           ----------------------------

                                                        John J. Boyle, III
                                                        President & CEO






Date: November 12, 1996                     By:      /s/ Marc Venator
      ------------------------------           ----------------------------

                                                        Marc Venator
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)

                               SAVILLE SYSTEMS PLC
                                FORM 10-Q REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                INDEX TO EXHIBITS


Exhibit No.            Description                                          Page

11.0                    Statement re:  Computation of Per Share
                                       Earnings                               14

27.0                    Financial Data Schedule                               15