Form 10-K405
period 1996-12-31
SAVILLE SYSTEMS PLC
filed 1997-03-31
CIK 1001635

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _____________

                         Commission File No.  0-57495
                         ----------------------------

                              Saville Systems PLC
                              -------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Republic of Ireland                   Not Applicable
                      -------------------                   --------------
                  (State or Other Jurisdiction of          (I.R.S. Employer
                   Incorporation or Organization)         Identification No.)

                 IDA Business Park Dangan Galway                 None
                 -------------------------------                 ----
              (Address of Principal Executive Offices)        (Zip Code)

              Registrant's telephone number, including area code
                 from the United States: (011 353-91-5266-11)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities  registered  pursuant to Section 12(g) of the Act:


  Title of each class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
American Depositary Shares,                   The Nasdaq National Market
$0.0025 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                          No
                       ---                               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $499,920,190.60 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 3, 1997.

Number of shares outstanding of the registrant's class of Common Stock as of March 3, 1997: 18,127,986.

Documents incorporated by reference:
Proxy Statement for the 1997 Annual Meeting of Shareholders - Part III

                                    PART I

ITEM 1.           BUSINESS

         Saville Systems PLC (together with its subsidiaries, "Saville" or the "Company") creates innovative, high quality, customized customer care and billing solutions for service providers in the competitive global telecommunications industry. The Company's customer care and billing systems are designed to enable these service providers to quickly bring new offerings in voice, video and data communications to market, while billing accurately and reliably for these services. Working closely with its customers, Saville utilizes its library of proprietary software applications to provide each customer with a customized, flexible and cost-effective customer care and billing solution. The Company has typically continued to serve as a billing partner for its customers by implementing new systems as the customer enters new service categories or geographic markets, and by further developing and enhancing the customer's installed systems in response to changes in the customer's service offerings, marketing strategies and network technology. In addition, Saville offers its customers the option of having Saville operate the customer care and billing system in one of the Company's in-house service bureaus.

         The market for telecommunications services is becoming increasingly competitive due to worldwide telecommunications liberalization and new technologies. New entrants are competing for market share with established service providers by providing discounted service access, offering competitive prices and introducing new features and services, such as customized usage-based calling plans. In addition, technological advances are permitting telecommunications service providers to offer a variety of new voice and data services to their customers, such as caller ID, call waiting and voice mail. These and other developments have increased the complexity and variety of telecommunications services, as service providers seek to differentiate themselves by being more responsive to their customers and by expanding the number of telecommunications services and features they offer.

         These market trends have created the need for sophisticated and flexible customer care and billing solutions because telecommunications service providers can compete only if they are able to efficiently and accurately bill customers for the varied services and features they provide. As a result of their multiple and evolving billing needs, many established telecommunications service providers are replacing or augmenting their existing billing systems, which are often difficult and time consuming to modify. In addition, many emerging telecommunications service providers are seeking external customer care and billing solutions because efficient, flexible customer care and billing software is often too costly and time consuming for them to develop internally.

         Saville has developed, and continuously refines, its sophisticated base software applications, which it combines and customizes to meet the current and evolving requirements of its customers. The Company's systems are designed to operate in a multiservice environment, capable of billing local exchange, long distance, wireless (cellular, paging, satellite and Personal Communications Services ("PCS")) and data telecommunications services. These systems are designed to support the discrete service offerings of large telecommunications service providers, including larger industry-leading customers such as AT&T Corporation ("AT&T") and Sprint Corporation ("Sprint") and Ameritech Communications, Inc. ("Ameritech"), or to serve as the complete customer care and billing systems of emerging and small- to medium-sized service providers, including customers such as Energis Communications Limited ("Energis"), a United Kingdom long distance telecommunications service provider, and Frontier Communications of Rochester Inc. ("Frontier"), a local exchange carrier. The Company supports its customers through offices in Galway, Ireland; Burlington, Massachusetts; Edmonton, Alberta; and Toronto, Ontario.

         The Company was incorporated in the Republic of Ireland in June 1993 as Saville Systems Ireland Limited, a private limited company. On November 9, 1995, the Company was re-registered as a public limited company and changed its name to Saville Systems PLC. Unless the context otherwise requires, references to the "Company" or "Saville" are to Saville Systems PLC and its consolidated subsidiaries. The Company's principal executive office is located at IDA Business Park, Dangan, Galway, Ireland, and its telephone number at that address from the United States is (011) 353-9-152-6611. The address of the Company's United States subsidiary is 25 Burlington Mall Road, Sixth Floor, Burlington, MA 01803, and its telephone number at that address is (617) 270-6500. The address of the Company's Canadian subsidiary is 4445 Calgary Trail, Seventh Floor, Edmonton, AB Canada T6H 5R7 and its telephone number at that address is (403) 430-2000.


INDUSTRY BACKGROUND

         The Telecommunications Industry

         The telecommunications services industry in the United States generated over $199 billion in revenue in 1995 and is becoming increasingly competitive due to telecommunications liberalization and the development of new service technologies. Competition in this market began to increase in 1984 when AT&T was required to divest its local telephone operations, and the long distance market was opened to new entrants. By 1994, there were over 500 long distance service providers in a market that was primarily dominated by AT&T a decade earlier. New long distance competitors, such as MCI Communications Corp. and Sprint, initially competed by providing discounted service and later by offering new features and services, such as customized usage-based calling plans. As a result of increased competition, consumer long distance rates have been reduced by over 60% while overall long distance industry revenues have increased from $38.8 billion in 1984 to $76.8 billion in 1995.

         Although the Telecommunication Act of 1996 (the "Telecommunications Act") is expected to allow further competition within the U.S. local exchange market, it remains primarily a regulated market. Improved switching technology is permitting local exchange telecommunications service providers to offer a variety of new features and services to their customers such as caller ID, call waiting, voice mail and others. New service-based technologies, which facilitated the commercial introduction of cellular telephony in the mid-1980's and the current licensing of radio frequencies allocated for PCS have substantially increased the complexity and variety of telecommunications services, as providers seek to compete and differentiate themselves with enhanced telecommunications service offerings.

         The Telecommunications Act has increased competition in the telecommunications services market by allowing local, long distance and cable companies to offer competing services, provided they meet specified regulatory benchmarks. Many service providers are competing by offering multiple services, including combinations of local exchange, long distance, wireless (cellular, paging, satellite and PCS) and data communications services, to customers in single geographic markets.

         Internationally, privatization and telecommunications liberalization are resulting in increased international competition and the emergence of newly authorized telecommunications service providers. For example, approximately 150 new communications licenses were granted in the United Kingdom during the period between 1991 and 1996, 27 new communications licenses were issued in South Korea and over 100 new licenses are expected to be issued in Germany during 1997. When new markets are opened to competition, local and emerging service providers within these markets typically compete for market share with more established carriers, such as AT&T and British Telecommunications PLC, initially by providing access to service and then by providing competitive prices and introducing new features and services. In addition, technological advances and global expansion by multinational service providers are opening markets in less developed countries to enhanced telecommunications services and competition.

         As a result of these factors, telecommunications service providers are differentiating themselves by being more responsive to customers and by expanding the number of telecommunications services and features they offer. These trends, in turn, have created the need for sophisticated and flexible customer care and billing solutions. Telecommunications service providers can compete only if they are able to efficiently and accurately bill customers for the varied services and features they provide.

         Telecommunications Customer Care and Billing

         Telecommunications customer care and billing involves end to end customer management including customer acquisition, service initiation and collecting and pricing customer telecommunications usage in order to generate residential and business telephone invoices for local, long distance and wireless (cellular, paging, satellite and PCS) service. Customer care and billing systems typically interact with most aspects of the telecommunications network and generally incorporate data collection, processing and invoice generation. The billing function continues to evolve from primarily a service support function to a revenue enhancement tool used to differentiate services, such as competitive long distance rate plans offered by AT&T, Sprint, MCI Communications Corp. ("MCI") and others. Within the regulated local exchange market, customer care and billing systems support features made available by new switching technologies such as caller ID, call waiting and voice mail. The rapid pace of technological change coupled with the emphasis on time to market for new services and features places a significant burden on the telecommunications service provider to install and then modify its customer care and billing system quickly. This has created significant demand for software that can perform all functions in a timely, accurate, cost-effective manner for a variety of services.

         Established telecommunications service providers have existing billing systems, many of which are maintained in-house. Frequently, however, these systems were designed prior to deregulation to provide a single-service billing function. These older systems generally are difficult to maintain and modify and often do not meet the multiple and evolving needs of the telecommunications service provider. Many of these service providers are therefore seeking to replace or augment their in-house billing systems through outsourced customer care and billing solutions.

         Many emerging telecommunications service providers lack customer care and billing systems. One of the primary challenges that these newer service providers face is to bring new services to market quickly. They typically focus their capital resources on developing networking and switching technology and on creating marketable services rather than on creating customer care and billing systems. These providers typically seek external customer care and billing solutions because efficient, flexible customer care and billing solutions are often too costly and time consuming to develop internally.

THE SAVILLE SOLUTION

         Saville provides advanced customer care and billing solutions that address a spectrum of billing and customer care functions, ranging from sales support and order processing, through actual invoice calculation and production to management reporting and marketing analysis. The Company's customer care and billing systems are designed to enable telecommunications service providers to meet their primary competitive objectives, including:

         * Reducing costs of development, implementation, operation and enhancement of core systems

         *     Reducing time to market for new services and features

         * Improving marketing and planning through better customer information

         * Enhancing customer retention by providing accurate and useful information to customers

         Saville has developed, and continuously refines, its sophisticated base software applications, which it combines and customizes to meet the current and evolving requirements of its customers. The Company develops close, ongoing relationships with its customers to identify customer needs, and then designs and implements a customized customer care and billing solution that can operate on a stand-alone basis or interface with a provider's existing billing system. Saville typically continues to work closely with its customers after initial implementation, particularly as customers require additional customized customer care and billing applications that enable them to offer new features and services, expand into additional geographic markets or operate with new network technologies and protocols. In addition, the Company provides ongoing support, maintenance and training related to the customer's customer care and billing system. Saville also offers its customers the option of retaining the Company to operate all or part of the customized customer care and billing system at a Company-maintained service bureau.

         In order to meet the significant technological challenges in developing and implementing telecommunications customer care and billing software, as of December 31, 1996, 486 of Saville's 624 employees were dedicated primarily to software development. The experience and expertise of Saville's personnel enable Saville to provide customer care and billing solutions for the varied requirements of the Company's global client base, which includes local exchange, long distance and wireless service providers, as well as providers of other specialty applications, such as data communications and audio- and videoconferencing services. The Company has developed relationships with customers ranging from small service providers to industry leaders such as AT&T, Sprint, Ameritech and GTE. Based on its experience with these customers, the Company believes that it is a leader in providing customer care and billing software systems for small- to medium-sized telecommunications service providers as well as to large telecommunications service providers that utilize the Company's software and services to support new market expansions or as an integral component of a larger customer care and billing system.

STRATEGY

         The Company's objective is to be a market leader in providing customer care and billing solutions to the global telecommunications industry. The critical elements of the Company's strategy include:

         Develop and Maintain Long-Term Customer Relationships. Saville seeks to establish and maintain long-term working relationships with its customers, which enable the Company to gain an ongoing understanding of customer needs. The implementation of features that meet these needs makes the Company's customer care and billing solutions a critical competitive component of the customer's service offering. This customer-driven focus is key to creating a loyal customer base and providing product direction. In 1996, approximately 63.1% of the Company's total revenues was derived from service providers who were customers in 1995.

         Focus on Growth-Oriented Telecommunications Service Providers and Leverage Existing Multi-Market Experience. The Company's marketing emphasis is on two types of telecommunications service providers. First, the Company focuses on existing providers who are either replacing their older customer care and billing systems, augmenting their existing systems to support new features and services or adding new customer care and billing systems to enable them to expand into new geographic markets. Second, the Company focuses on emerging providers that offer new types of services such as PCS or that are entering existing service markets newly opened to competition. These emerging providers require sophisticated and flexible customer care and billing solutions like the Company's that can be deployed on a timely and cost-effective basis. In addition, as the telecommunications industry continues to evolve, with individual providers offering more diverse services, these providers require increasingly flexible customer care and billing systems. The Company believes that its experience in providing customer care and billing services to multiple markets within the telecommunications industry, including local exchange, long distance and wireless, provides it with a significant competitive advantage.

         Expand Internal Software Development. Saville is focusing its internal software development on capturing and refining its existing software features into Company-standard software modules, which are designed to work together and serve as the base for further customized systems. In addition, the Company continues to expand the number of features available in its modules. The Company expects that this effort will continue to reduce the amount of customization required for each system and enable customers to initiate services more rapidly. The Company believes that these improvements will be particularly important for the more complex customer care and billing requirements expected to arise as the telecommunications market converges and single providers offer a more varied array of services.

         Expand Direct Sales and Develop Strategic Relationships. The Company continues to invest significantly in the development of a direct sales force and sales support organization to focus on new customer opportunities in North America and Europe. The Company is also seeking to create additional strategic distribution and marketing alliances as a means of expanding new business opportunities and entering new markets. For example, the Company provides customer care and billing solutions to divisions of AT&T and Sprint in a number of markets now being addressed by those divisions, as well as to GTE Data Services Incorporated ("GTEDS"), a company that is in the business of defining end user requirements and software integration in the domestic and international telecommunications market.

         Support Leading Hardware Platforms Saville intends to continue to develop and support software for the IBM AS/400 platform, which is widely used throughout the telecommunications industry and which the Company believes will continue to be a leading platform for telecommunications billing systems. The Company has also jointly developed with AT&T a UNIX-based customer care and billing system, which the Company believes will offer additional opportunities to provide customer care and billing solutions through AT&T. See "-Customers-AT&T."

         Develop and Offer Complementary Customer Applications. The Company's long-term strategy includes the expansion of its product offerings to include software applications complementary to the customer care and billing system. The Company's software currently interfaces with other aspects of the customer's operating systems. To the extent the Company successfully expands its suite of software products, the Company believes that it can take advantage of its established position in the customer care and billing systems market and leverage its existing customer accounts and distribution channels to promote the sale of new product offerings.

PRODUCTS AND SERVICES

         The Company's primary business is the development and subsequent delivery or operation of customer care and billing solutions to meet its customers' specific needs. Due to the flexibility inherent in the Company's software and the expertise of its software development personnel, the Company is able to develop solutions that allow service providers to offer a wide variety of services as well as collect, process and bill for multiple services on a single invoice. This functionality is key to enabling telecommunications service providers to offer on a cost-effective basis, multiple services such as local, long distance, cellular and data communications.

         The Company's customer relationships typically begin with the Company providing, on a time and materials basis, system design, customization and installation services. After the system is in operation, the Company continues the relationship by providing upgrading, ongoing system management and system enhancement to accommodate new telecommunications services and technologies. The customer can choose either to operate the customer care and billing system directly, resulting in a license fee to the Company, or to retain the Company to perform all or a substantial part of the customer's customer care and billing operations in a Company-maintained service bureau, resulting in ongoing processing fees.

         Software Applications Modules

         The Company uses its library of proprietary software to provide each of its customers with a customized customer care and billing solution. The Company's software makes extensive use of relational databases, which allow billing rates and other key parameters to be changed without reprogramming the software code. The Company's software may be grouped into four general categories: Customer Care, Event Processing, Billing and Post Billing. These categories include hundreds of discrete software functionalities.

         Customer Care. Customer care enables the customer service representative to interact with the customer and input, maintain and access customer information beginning with the customer's initial service request and continuing through the conclusion of service. Key functionalities within this application include:

         Customer Initiation            Switch Interface
         Bill Cycle Assignment          Customer History
         Phone Number Assignment        Invoice Messaging
         Calling Card Assignment        System Notation
         Inventory Administration       Directory Listing
         Customer Hierarchy             Lead Generation and Management
         Customer Search                Customer Information Maintenance

         Event Processing. Event processing encompasses the collection, conversion and rating of customer call detail records used in the production of the service invoice. Key functionalities within this application include:

         Data Collection                Rating
         Data Distribution              Reporting
         Conversion/Reformatting
           Error Management             Validation
         External Interfaces            Guiding

         Billing. Billing integrates customer usage-based charges with recurring charges and other credits and adjustments to create the periodic service invoice. Key functionalities within this application include:

         Multiple Bill Pulls                 Auto Balancing
         Rerating                            Recurring Charges
         Discounting                         Taxation
         Invoice Generation                  Quick Invoicing
         Invoice Hierarchy                   Management Reporting
         Multi-Currency                      Revenue Reporting
         Multi-Language

         Post Billing. Post billing is the primary interface with the service provider's accounting system and relates to the invoicing and remittance of the periodic service invoice. Key functionalities within this application include:

         Payment Processing                 Financial Reporting
         Adjustments                        Commissioning
         Deposit and Deposit Interest       Accounting Interface
         Accounts Receivable                Trouble Reporting
         Collections and Treatment

         Development and Enhancement Services

         Saville provides ongoing development and enhancement services to nearly all of its customers on a time and materials basis. The Company establishes a relationship with a customer at the design stage, when the Company assists the customer in designing the required customer care and billing system based on the customer's market segment, network configuration and protocols and other customer-specific requirements. The Company then develops customized applications of the Company's base software for the customer. Once the Company develops a customer care and billing system, its relationship with the customer usually continues with ongoing development, maintenance, training, systems analysis and further expansion of systems to accommodate new products and technologies. Frequently, a customer will initially retain Saville because of its ability to deliver a customer care and billing system in a relatively short period of time.

         Service Bureaus

         A customer of the Company may elect to contract with the Company to operate its customer care and billing system in a Company-maintained service bureau. In a typical service bureau arrangement, the Company develops the customer's customer care and billing system and installs it in one of the Company's technical data centers. The customer then transmits its customer usage data to the

Company, or the Company obtains the information directly from the switch. In either case, the Company processes and rates the information using the customer care and billing system developed for the customer and then either (i) transmits the processed and rated information to a third party or the customer for printing and mailing or, less frequently, (ii) prints and mails the invoice.

         Customers are charged a negotiated fee for utilizing the Company's service bureaus. This fee is typically comprised of a charge per invoice produced and a charge per call based on the amount and type of information contained in the bill's call detail record. The Company's service bureau contracts typically have three-year terms.

Sales and Marketing and Customer Support

         Historically, the Company's sales and marketing activities were handled by a small group of senior executives of the Company whose experience in the telecommunications industry, coupled with Saville's reputation for providing high-quality software solutions, resulted in "word-of-mouth" sales. During 1995 and 1996, the Company established a direct sales organization to support the sales and marketing activities of senior executives. The Company's sales strategy is to pursue strategic relationships with its customers through a consultative sales process, working closely with customers to understand and define their needs and determine how they can be addressed by the Company's products. The Company, through ongoing sales, maintenance, training and systems analysis activities, maintains close contact with its existing customers in order to determine the customers' evolving requirements for updates and enhancements to their customer care and billing systems. For new customers, the Company generally has a lengthy sales cycle that typically requires involvement of the Company's senior executives and systems design personnel.

         The Company's sales force focuses on local exchange, long distance and wireless (cellular, satellite, paging and PCS) opportunities, as well as the convergence of these services primarily in North America. The Company believes that it has significant growth opportunities outside North America due to increased telecommunications liberalization and the resulting competition in these markets. To date, the Company has primarily pursued these opportunities through certain of its existing customers who are expanding into other markets around the world. The Company plans to continue to expand its sales and marketing efforts in these markets through the expansion of its direct sales force, particularly in its Galway, Ireland location, and through the establishment of additional strategic distribution and marketing alliances.

         During 1994, 1995 and 1996, sales by Saville Systems PLC and Saville Canada, Ltd. ("Saville Canada") represented approximately 95.1%, 83.9% and 54.4% respectively, of the Company's total revenues. A significant portion of sales by Saville Systems PLC are made to United States-based customers. United States-based customers who purchase products from either Saville Systems PLC or Saville Systems, Inc. ("Saville U.S.") may, in turn, deploy the products sold to them outside of the United States. The Company's business outside the United States is subject to risks such as fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and longer accounts receivable payment cycles. There can be no assurance that such factors will not have a material adverse effect on the Company's revenues outside the United States or its overall financial performance.

         The Company has technical support capabilities in Canada and the Republic of Ireland. The Company is expanding its customer service and support capabilities to provide technical support to its customers on a 24-hour per day, 7-day per week basis. The Company believes that it is essential to provide a high level of reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by its customers.

CUSTOMERS

         The Company provides its software and services to a range of telecommunications service providers, including those providing local exchange, long distance, wireless, and audio- and video-conferencing services. The Company's typical customers are small- to medium-sized telecommunications service providers that require complete customer care and billing systems, and large service providers that require the Company's software and services to support new market expansions or as integral components of larger customer care and billing systems.

         During 1995 and 1996, the Company's four largest customers accounted for approximately 73.4% and 64.5%, respectively, of the Company's total revenues. AT&T, Energis and AT&T Canada Long Distance Services Corp., each accounted for over 10% of the Company's total revenues in 1995, and AT&T, Billing Information Concepts Inc., and Ameritech Communications Inc. each accounted for 34.9%, 11.9% and 10.8%, respectively, of the Company's total revenues in 1996. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of the Company's major customers has a significant obligation to purchase additional products or services. Therefore, there can be no assurance that any of the Company's major customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. A significant decrease in business from any of its major customers would have a material adverse effect on the Company's results of operations and financial condition. Additionally, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

         A description of the types of work performed and services provided by the Company for certain of its customers follows.


         AT&T

         AT&T is the largest telecommunications company in the United States. The Company began its relationship with AT&T in 1993 by providing domestic customer care and billing services. The Company currently provides customer care and billing services to four divisions of AT&T. The Company worked with AT&T to develop the customer care and billing system for a program designed to provide AT&T calling cards to international telecommunications customers with direct billing to the user's commercial credit card. The Company also developed a single feature, inexpensive method of billing AT&T's small business customers. The Company provides ongoing support and service for this software. The Company has also developed UNIX-based billing software jointly with AT&T. See "-Strategy."

         Telus Communications (Edmonton), Inc.

         Telus Communications (Edmonton), Inc. ("Telus") is an Edmonton-based public telecommunications provider owned by Telus Corp. The Company began designing a long distance customer care and billing system for Telus in 1982. The Company continues to provide ongoing support and maintenance to Telus.

         Energis

         The Company has been working with Energis since 1994, when Energis began providing long distance services in the United Kingdom. The Company developed a complete turnkey customer care and billing system for Energis to support its entry into the long distance market. The Company also provided on-site facilities management to Energis, including systems maintenance, technical support and operational staffing.

         Sprint Corporation

         In 1996, Global One was the third largest long distance service provider in the United States. The Company has provided domestic and international customer care and billing services to two divisions of Sprint for the past three years. For one division, the Company provides long distance customer care and billing systems to international subsidiaries of Sprint and expects to continue to support Sprint's entry into certain new international markets. For a second division, the Company implemented an automated customer care and billing system that manages the on- demand use of video conferencing products and services, including network usage, access fees, equipment purchases and other charges.

         AT&T Canada Long Distance Services Corp.

         In 1992, the Company began working with AT&T Canada Long Distance Services Corp., formerly Unitel Communications Inc., Canada's second largest long distance carrier, to develop a customer care and billing system that would support both residential and small business customers. The Company enhanced its base software modules to support AT&T Canada Long Distance Services Corp.'s entrance into the Canadian long distance market. The Company has continued to upgrade and enhance this customer care and billing system for AT&T Canada Long Distance Services Corp. since installation in order to bill for new features, such as calling card billing, and to interface with other network technology and operating systems.

         Frontier

         Frontier is a local exchange carrier located in Rochester, New York, the first competitive local exchange market in the United States. Frontier contracted with the Company in 1994 to provide domestic customer care and billing services that integrate local, long distance and cellular services on a single invoice. Saville operates the customer care and billing system through its Toronto service bureau under a three year agreement.

         Ameritech Communications, Inc.

         Ameritech Communications, Inc. ("ACI") is a Regional Bell Operating Company with its principal offices located in Rosemont, IL. The company signed a contract with ACI in September of 1996 for the licensing of its billing and customer care software application. In addition, the company will also assist Ameritech in the operation and management of this software in ACI's data center.

         Billing Information Concepts, Inc.

         The Company entered into a contract with Billing Information Concepts, Inc. ("BIC") in June of 1996 for the license of the Company's core software as well as additional software modifications. BIC will operate this software in its billing service bureau located in San Antonio, Texas and serve customers throughout the United States.

         Other Customers Added During 1996

         In addition to ACI and BIC the Company also added the following new customers during 1996; GTE Long Distance, NetSource Communications, Inc., and Toll Free Cellular.

COMPETITION

         The market for telecommunications customer care and billing systems is highly competitive, and the Company expects this competition to increase. The Company competes with both independent providers of customer care and billing systems and services and with the internal billing departments of telecommunications service providers. The Company expects that the continued growth of the telecommunications industry will encourage new competitors to enter the telecommunications customer care and billing market in the future.

         The Company believes that the principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the development by others of software that is competitive with the Company's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel.

         In addition, the Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company.

PROPRIETARY RIGHTS AND LICENSES

The Company does not currently hold any patents and relies upon a combination of statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. The Company believes that, because of the rapid pace of technological change in the telecommunication and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

         The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work.

RESEARCH AND DEVELOPMENT

         Prior to 1994, Company software was developed for customer applications, and related expenses were included as part of cost of services in those periods. In 1994, the Company commenced internally funded research and development efforts. Research and development expenses were $1.6 million and $4.2 million in 1995 and 1996, respectively. The Company intends to continue to increase its investment in research and development efforts in the future.

EMPLOYEES

         As of December 31, 1996, the Company employed a total of 624 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

         The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 2.           PROPERTIES

         The Company leases space at its four office locations: Galway, Ireland; Toronto, Ontario; Edmonton, Alberta and Burlington, Massachusetts. The Galway office is the Company's corporate headquarters and is used for sales and marketing, software development and customer support. The Burlington office is primarily used for sales and marketing, corporate development and finance. The Edmonton and Toronto locations are primarily used for software development, customer support and service bureau operations.

         The following shows information concerning the Company's leased facilities:

Location                     Square Footage             Lease Expiration

Galway, Ireland                   4,000                    April 1, 2004
Burlington, Massachusetts         5,079                    November 30, 1998
Edmonton, Alberta                66,588                    April 30, 2000
Toronto, Ontario                 24,030                    January 31, 2005
Toronto, Ontario                 21,479                    June 30, 2005

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the current executive officers of the Company.

            Name                     Age                  Position
            ----                     ---                  --------
         Bruce A. Saville            52      Chairman of the Board of Directors
         John J. Boyle, III          50      President, Chief Executive Officer
                                             and Director
         Marc J. Venator             40      Chief Operating Officer
         Padraig W. Kenny            36      Senior Vice President, Europe
         Michael A. Shulist          41      Senior Vice President, Global
                                             Consulting Services
         John J. Kiley               41      Senior Vice President, Global
                                             Sales and Marketing
         Christopher Hanson          38      Chief Financial Officer
         Andrew Campbell             36      Senior Vice President of Research
                                             and Development


         Mr. Saville founded the Company in 1982 and served as the Company's President and Chief Executive Officer until becoming the Company's Chairman of the Board of Directors in August 1994. Prior to founding the Company, Mr. Saville served as the General Manager of Compu/Data Ltd., a computer service bureau, from 1976 until 1982. From 1974 to 1976, Mr. Saville served as Manager of Systems and Procedure for Northern Telephone Limited, a telephone company. Prior to that time, Mr. Saville was a programmer and Programmer/Systems Analyst for Goodyear Tire & Rubber Company and then for the Canada System Group.

         Mr. Boyle has served as the Company's President and Chief Executive Officer since August 1994. From 1981 to August 1994, Mr. Boyle served in various management positions with CSC Intelicom, a global supplier of information technology, most recently as Senior Vice President of Work Process/Network Practice. Prior to 1981, Mr. Boyle held various management positions with New England Telephone & Telegraph Company over the course of 14 years.

         Mr. Venator served as Saville's Chief Financial Officer from April 1995 until becoming Chief Operating Officer in March 1997. From March 1992 to April 1995, Mr. Venator was Corporate Controller for Systems Software Associates, Inc., a provider of applications software to industrial businesses worldwide. Mr. Venator served as Manager, Corporate Financial Reporting for the Quaker Oats Company, a manufacturer of foods, pet foods and beverages, from November 1988 to March 1992. Prior to November 1988, Mr. Venator served for three years as Manager, Corporate

Reporting of Gould, Inc., and for seven years with Coopers & Lybrand in various audit positions.

         Mr. Kenny has served as Senior Vice President, Europe since joining the Company in May 1995. From March 1990 to May 1995, Mr. Kenny served in various positions with AT&T, most recently as Project Manager of AT&T wireless services. Prior to 1990, Mr. Kenny served for 12 years with Telecom Eireann, a telecommunications operating company in the Republic of Ireland, most recently as Head of Marketing in the International Division.

         Mr. Kiley has served as Senior Vice President, Global Sales and Marketing of the Company since October 1995. From January 1994 to September 1995, Mr. Kiley served as President and Chief Operating Officer of Performance Software, Inc., a provider of commercial UNIX server based automated software testing products and services. From November 1992 to November 1993, Mr. Kiley served as Vice President, Consulting of Oracle Corp., a provider of systems integration, application development and consulting services. From January 1979 to November 1992, Mr. Kiley served in a variety of positions, including most recently Vice President Eastern Sales, with Comshare Inc., a software provider.

         Mr. Shulist has served as Senior Vice President, Global Consulting Services of the Company since March 1995. From June 1991 to March 1995, Mr. Shulist served in various positions with AT&T Canada Long Distance Services Corps, a long distance provider in Canada, most recently as Vice President of Customer and Network Maintenance. Mr. Shulist was a Director in charge of Customer Services Development at Bell Canada, a telecommunications company, from August 1990 to June 1991.

         Mr. Hanson has served as Saville's Chief Financial Officer since the beginning of March 1997. From November 1991 to March 1997, Mr. Hanson was in charge of tax and treasury operations at System Software Associates, Inc. most recently serving as its Treasurer. Prior to November 1991, Mr. Hanson held various tax positions with Coopers & Lybrand over the course of 10 years.

         Mr. Campbell has served as Senior Vice President of Research and Development of the Company since joining in January 1997. From February 1990 to December 1996, Mr. Campbell served in various positions with BHA Computer, an Australian-based developer of customer care and billing software, most recently as the General Manager for the company's projects division.

         Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         American Depositary Shares ("ADSs") representing the Ordinary Shares of the Company have been traded on the Nasdaq National Market under the symbol "SAVLY" since November 16, 1995. Each ADS represents one Ordinary Share of the Company. Prior to November 16, 1995, neither the ADSs nor the Company's Ordinary Shares were publicly traded. Neither the ADSs nor the Ordinary Shares of the Company are traded on any market, foreign or domestic, other than the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices of the ADSs as reported on the Nasdaq National Market.


                                                             1996
                                                             ----
                                                    High              Low
                                                    ----              ---
First Quarter...............................      $19.00            $13.875
Second Quarter..............................       34.75             18.625
Third Quarter...............................       37.00              18.00
Fourth Quarter..............................      47.875              33.00


                                                             1995
                                                             ----
                                                    High              Low
                                                    ----              ---
Fourth Quarter..............................     $17.375              $9.50
       (November 16, 1995 through
       December 31, 1995)


         The depositary for the American Depositary Receipts ("ADRs") representing the ADSs is the Bank of New York (the "Depositary"), 48 Wall Street, New York, New York 10286. On March 3, 1997, the Company had approximately 80 holders of Ordinary Shares of record. The Bank of New York, as Depositary, is the holder of record of the Ordinary Shares evidenced by ADSs. On March 3, 1997, the closing price of the Company's ADSs on the Nasdaq National Market was $34.375.

DIVIDENDS

         On September 25, 1995, the Company paid a cash dividend of $3.0 million on its Ordinary Shares, which it determined to pay primarily due to the incurrence of certain tax liabilities by its majority shareholders as a result of their ownership interests in the Company and the Company's classification at that time as a "Controlled Foreign Corporation." Except for such payment, Saville has never declared or paid any cash dividends on its Ordinary Shares. The Company currently intends to retain all future earnings to finance future operations and therefore does not anticipate paying any cash dividends in the foreseeable future. Moreover, under the Companies Acts of the Republic of Ireland, dividends may only be paid out of the profits of the Company legally available for distribution.

TAXATION

         The statements of United States, Irish and Canadian tax laws set out below are based on the laws, regulations, administrative rulings and practices of the United States Internal Revenue Service (the "IRS"), the Revenue Commissioners of Ireland and Revenue Canada in force and as interpreted by the relevant taxation authorities as of December 31, 1996 and are subject to any changes in United States, Irish or Canadian law, or in the interpretation thereof by the relevant taxation authorities, or in the double taxation conventions between the Republic of Ireland and the United States (the "Conventions") (the Conventions were ratified in 1951 and are currently being renegotiated) and between the Republic of Ireland and Canada, occurring after such date.

         The following is a general summary of certain Republic of Ireland and United States federal income tax consequences of the purchase, ownership and disposition of ADSs evidenced by ADRs to U.S. Holders. For purposes of this discussion, a "U.S. Holder" means an individual citizen or resident of the United States for United States federal income tax purposes, corporations, or partnerships created or organized under the laws of the United States or any state thereof or the District of Columbia, or estates or trusts which are residents in the United States for United States Federal Income tax purposes, in each case who (i) is not also resident of, or ordinarily resident in, the Republic of Ireland for Irish tax purposes, (ii) is not engaged in trade or business in the Republic of Ireland through a permanent establishment and (iii) does not own, directly, indirectly or by attribution, 10% or more of the shares of the Company (by vote or value).

         This summary is of a general nature only and does not discuss all aspects of United States and Irish taxation that may be relevant to a particular investor. The summary deals only with ADRs held as capital assets and does not address special classes of purchasers, such as dealers in securities, U.S. Holders whose functional currency is not the United States dollar and certain U.S. Holders (including, but not limited to, insurance companies, tax-exempt organizations, financial institutions and persons subject to the alternative minimum tax) who may be subject to special rules not discussed below. In particular the following summary does not address the adverse tax treatment of U.S. Holders who own, directly, or by attribution, 10% or more of the Company's outstanding voting stock in the event that the Company were to be classified as a "Controlled Foreign Corporation" for United States federal income tax purposes. Although the Company was not classified as a Controlled Foreign Corporation at December 31, 1996, there can be no assurance that it will not be a Controlled Foreign Corporation in the future.

         OWNERS OF ADSs ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE UNITED STATES FEDERAL, STATE AND LOCAL TAX CONSEQUENCES, AS WELL AS WITH RESPECT TO THE TAX CONSEQUENCES IN THE REPUBLIC OF IRELAND AND OTHER JURISDICTIONS, OF THE OWNERSHIP OF ADSs AND THE ORDINARY SHARES REPRESENTED THEREBY APPLICABLE IN THEIR PARTICULAR TAX SITUATIONS.

         For purposes of the Conventions and the Internal Revenue Code of 1986, as amended (the "Code"), U.S. Holders will be treated as the owners of the Ordinary Shares represented by ADSs evidenced by ADRs.

TAXATION OF THE COMPANY

         Republic of Ireland Taxation. For Irish tax purposes, the residence of a company is in the jurisdiction where the central management and control of the company is located. Companies which are resident in the Republic of Ireland are subject to Irish corporation tax on their total profits (wherever arising and, generally, whether or not remitted to the Republic of Ireland). The question of residence is essentially one of fact. It is the present intention of the Company's management to manage and control the Company from the Republic of Ireland, so that the Company will be resident in the Republic of Ireland.

         The standard rate of Irish corporation tax on both trading and non-trading income is currently 38%. However, in 1980, the Irish government enacted legislation, with the approval of the European Union, enabling companies to pay a reduced 10% rate of tax on profits from the manufacture of goods in the Republic of Ireland and certain other activities deemed to be the manufacture of goods. Current legislation provides that the reduced rate will be available until 2010. Certain activities of the Company in the Republic of Ireland currently qualify for the 10% rate. To qualify for the 10% tax rate, the Company must satisfy certain conditions, including achieving target employment levels in the Republic of Ireland and rendering computer services there. Although the Company believes that it currently satisfies these conditions, there can be no assurance that the Company will continue to do so. If the Company could no longer qualify for this 10% tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected.

         United States Taxation. Under the Convention relating to income taxation (the "Income Tax Convention"), the Company will generally not be subject to United States federal income tax unless it engages in a trade or business in the United States through a permanent establishment. The Company currently operates in the United States through Saville Systems, Inc. ("Saville U.S."), its subsidiary. The Company intends to conduct its business activities in a manner that will not result in its being considered to be engaged in a trade or business or to have a permanent establishment in the United States, even though Saville U.S. is a United States taxpayer. Dividends paid by Saville U.S. to the Company will generally be subject to United States withholding tax at the rate of 5%, which tax should generally be creditable by the Company against Irish corporation tax. Saville U.S. is currently subject to United States federal and state income taxation at a rate of approximately 41%.

         Canadian Taxation. The Company carries on business in Canada through Saville Canada. Saville Canada is currently subject to Canadian federal and provincial taxation at a rate of approximately 45%. Entities other than Saville Canada are subject to Canadian taxation only with respect to income derived by them from Canada in the form of royalties, license fees, interest, dividends and similar payments, from the disposition of "taxable Canadian property" (as defined in the Income Tax Act (Canada)) or from business activities carried on through permanent establishments in Canada as determined under tax treaties entered into by Canada with the Republic of Ireland and the United States. Dividends paid by Saville Canada to the Company will generally be subject to Canadian withholding tax at a rate of 15%, which tax should generally be creditable against Irish corporation tax.

TAXATION OF DIVIDENDS

         Republic of Ireland Taxation. The Company does not expect to pay cash dividends for the foreseeable future. Should the Company begin paying dividends, the dividends will carry an imputed tax credit (the "Tax Credit"). The amount of the Tax Credit is calculated as a weighted average of tax credits applicable to different portions of the dividend, which vary depending on the nature of the income out of which the dividend is paid. Accordingly, dividends paid out of profits taxable at the standard corporation tax rate of 38% carry a Tax Credit equal to 23/77 of the amount of such dividend; dividends paid out of profits taxable at the 10% incentive corporation tax rate carry a Tax Credit equal to 1/18 of the amount of such dividend. Dividends paid out of income not subject to tax do not carry a Tax Credit.

         The Company would be required, when paying a dividend in respect of the Ordinary Shares, to account to the Revenue Commissioners of Ireland for a payment known as advance corporation tax ("ACT") equal to the amount of the Tax Credit. ACT would be available for setoff against the corporation tax liability of the Company on its profits exclusive of taxable gains.

         Persons who are neither resident nor ordinarily resident in the Republic of Ireland do not have an Irish income tax liability on dividends received from Irish resident companies. Although a net Irish income tax is imposed, the income tax liability of each such person is restricted to the amount of the Tax Credit attaching to the dividend and, as the Tax Credit is allowed against the restricted liability, the Irish income tax liability is fully offset by the Tax Credit. Individuals are liable for Irish health and employment levies of 2.25% on such dividends. There is no Irish withholding tax on dividends paid by an Irish resident company.

         United States Taxation. For United States federal income tax purposes, the gross amount (i.e., including the amount of Tax Credit) of any dividend paid (to the extent of the current or accumulated earnings and profits of the Company) will be included in gross income and treated as foreign source dividend income in the year the shareholder becomes entitled to such dividend. The dividend will not be eligible for the dividends-received deduction allowed to United States corporations. The amount includable in income will be the United States dollar value of the payment on the date of payment regardless of whether the payment is in fact converted into United States dollars. Generally, gain or loss (if any) resulting from currency fluctuations during the period from the date any dividend is paid to the date such payment is converted into United States dollars will be treated as ordinary income or loss. The IRS has ruled privately that a U.S. Holder will be eligible for a United States foreign tax credit under Article XIII of the Income Tax Convention for the Irish tax imposed on a dividend paid by an Irish company. The amount of the allowable foreign tax credit will not exceed the amount of the Irish Tax Credit described above. Although private letter rulings are not binding authority and are directed only to the taxpayer who requests them, they are considered persuasive in determining the position of the IRS.

         If the U.S. Holder is a United States partnership, trust or estate, the foreign tax credit will be available only to the extent that the income derived by such partnership, trust or estate is subject to United States tax as the income of a resident either in its hands or in the hands of its partners or beneficiaries, as the case may be.

TAXATION OF CAPITAL GAINS

         A U.S. Holder is not subject to Irish capital gains tax on the disposal of ADSs quoted on the Nasdaq National Market. It is the intention of the Company's management to continue the Company's quotation on the Nasdaq National Market.

         Subject to the discussion below under the heading "Passive Foreign Investment Company Considerations," a U.S. Holder will be liable for United States federal income tax on such gains to the same extent as on any other gains from sales or dispositions of shares.

         A U.S. Holder that is liable for both Irish and U.S. tax on a gain on the disposal of the ADSs will generally be entitled, subject to certain limitations and pursuant to the Income Tax Convention, to credit the amount of Irish capital gains or corporation tax, as the case may be, paid in respect of such gain against such U.S. Holder's United States federal income tax liability. Such gain is, however, likely to be considered to be from sources within the United States, which may effectively limit the amount of foreign tax credit allowed to the U.S. Holder.

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

         The Company will be classified as a passive foreign investment company ("PFIC") for United States federal income tax purposes if either (i) 75% or more of its gross income is passive income or (ii) on average for the taxable year, 50% or more of its assets (by value or, if the Company so elects or if the Company is classified as a Controlled Foreign Corporation, by adjusted tax bases) produce or are held for the production of passive income. Based on an analysis of its income and assets during 1996, the Company believes that it is not a PFIC. While there can be no assurance, the Company expects, based on projections of its income and assets and the manner in which the Company intends to manage its business, that it will not be a PFIC. The Company will continue to monitor its status and will, promptly following the end of each taxable year, notify shareholders if it believes that it is properly classified as a PFIC for that taxable year.

U.S. INFORMATION REPORTING AND BACKUP WITHHOLDING

         Generally, the amount of dividends paid to U.S. Holders of ADSs, the name and address of the recipient and the amount, if any, of tax withheld must be reported annually to the IRS. A similar report is sent to the U.S. Holder.

         Backup withholding tax at the rate of 31% will apply to certain payments made to U.S. Holders who fail to furnish certain identifying information under the United States information reporting rules. Amounts withheld from payments will be allowed as a credit against such U.S. Holders' United States federal income tax liability.

IRISH CAPITAL ACQUISITIONS TAX

         Irish capital acquisitions tax ("CAT") applies to gifts and inheritances (i) where the person making the gift or inheritance is domiciled in the Republic of Ireland at the date of the gift or inheritance or (ii) to the extent that the property of which the gift or inheritance consists is situated in the Republic of Ireland at the date of the gift or inheritance. The person by whom CAT is primarily payable is the person who receives the gift or inheritance. Persons who are secondarily liable include the donor, an agent, personal representative, trustee or other person in whose care the property constituting the gift or inheritance or the income therefrom is placed. All taxable gifts and inheritances received by an individual since June 2, 1982 are aggregated and only the excess over a certain tax-free threshold is taxed. The tax-free threshold is dependent on the relationship between the deceased/donor and successor/donee and the aggregation of all previous gifts and inheritances. The tax-free threshold amounts currently range from IR(pound)12,370 (approximately $20,931 at December 31, 1996) in the case of persons who are not related to one another to IR(pound)24,740 (approximately $41,862 at December 31, 1996) in the case of gifts and inheritances received from a brother, sister or from a brother or sister of a parent or from a grandparent to IR(pound)185,550 (approximately $313.969 at December 31, 1996) in the case of gifts and inheritances received from a parent. Gifts and inheritances passing between spouses are exempt from CAT. CAT is charged at progressive rates ranging in the case of gifts from 15% to 30% and in the case of inheritances from 20% to 40%.

         Although ADSs may be held by persons who are neither domiciled nor resident in the Republic of Ireland, the underlying Ordinary Shares are deemed to be situated in the Republic of Ireland because the Company is required to maintain its Ordinary Share register in the Republic of Ireland. Accordingly, ADSs may be subject to CAT notwithstanding the fact that the holder may be domiciled and/or resident outside of the Republic of Ireland. The Convention between the United States and the Republic of Ireland relating to estate taxes generally provides for CAT paid on inheritances in the Republic of Ireland to be credited against tax payable in the United States and for tax paid in the United States to be credited against tax payable in the Republic of Ireland, based on priority rules set forth in the Convention, in a case where an ADS is subject to both Irish CAT with respect to inheritance and U.S. federal estate tax. The Convention does not apply to gifts.

         In addition to gift and inheritance taxes, a probate tax of 2% applies to the value of all assets passing under the will or intestacy of an Irish-domiciled person other than to the spouse of the deceased. Where the deceased was not domiciled in the Republic of Ireland, only assets situated in Ireland are liable for this tax.

UNITED STATES GIFT AND ESTATE TAX

         An individual U.S. Holder will be subject to United States gift and estate taxes with respect to the ADRs in the same manner and to the same extent as with respect to other types of personal property.

IRISH STAMP DUTY

         Irish stamp duty, which is tax on certain documents, is payable on all transfers of Ordinary Shares in companies incorporated in the Republic of Ireland wherever the instrument of transfer may be executed. In the case of a sale, stamp duty will be charged at the rate of IR(pound)1.00 for every IR(pound)100 (or part thereof) of the amount of value of the consideration (i.e., purchase price). Where the consideration for the sale is expressed in a currency other than Irish pounds, the duty will be charged on the Irish pound equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift (subject to certain exceptions) or for a consideration less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

         A transfer to the Depositary or custodian of Ordinary Shares for deposit under the Deposit Agreement in return for ADRs will be similarly chargeable with stamp duty as will a transfer of Ordinary Shares from the Depositary or the custodian upon surrender of an ADR for the purpose of the withdrawal of the underlying Ordinary Shares in accordance with the terms of the Deposit Agreement, unless, in either case, the transfer does not relate to a sale or contemplated sale or any other change in the beneficial ownership of such Ordinary Shares, in which case the transfer will be chargeable with nominal duty of IR(pound)10.

         Transfers of ADRs are exempt from Irish stamp duty as long as the ADSs are quoted on the Nasdaq National Market or any recognized stock exchange in the United States.

         The person accountable for payment of stamp duty is the transferee or, in the case of a transfer by way of gift or for a consideration less than the market value, both parties to the transfer. Stamp duty is normally payable within 30 days after the date of execution of the transfer. Late or inadequate payment of stamp duty will result in liability to interest, penalties and fines.

IRISH EXCHANGE CONTROL REGULATIONS

         Irish exchange control regulations ceased to apply from and after December 31, 1992. Except as indicated below, there are no restrictions on non-residents of the Republic of Ireland dealing in domestic securities, which includes shares or depositary receipts of Irish companies such as the Company, and dividends and redemption proceeds are freely transferable to non-resident holders of such securities.

         The Financial Transfers Act, 1992 gives power to the Minister for Finance of the Republic of Ireland to make provision for the restriction of financial transfers between the Republic of Ireland and other countries. Financial transfers are broadly defined and include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities. The acquisition or disposal of American Depositary Receipts representing shares issued by an Irish incorporated company and associated payments may fall within this definition. In addition, dividend, redemption and liquidation payments in respect of shares in an Irish incorporated company would fall within this definition. Currently, orders under this Act prohibit any financial transfer to or by the order of or on behalf of residents of Iraq or Libya, unless permission for the transfer has been given by the Central Bank of Ireland.

         The Company does not anticipate that orders under the Financial Transfers Act, 1992 will have a material effect on its business.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is attached as Appendix B.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is attached as Appendix C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.

                                   PART III

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual General Meeting of Shareholders. Such information is contained in the sections of such proxy statement captioned "Share Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Determination of Ordinary Remuneration of Directors," "Executive Compensation," "Certain Relationships and Related Transactions" and "Compliance with Section 16(a) of the Exchange Act." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

                  (a) The following documents are incorporated by reference or included as part of this Annual Report on Form 10-K.

                                                                           Page
                                                                           ----
         1.   The following financial statements (and related
              notes) of the Company filed as Appendix C hereto
                                             ----------

              Report of Independent Auditors on Financial
              Statements.

              Consolidated Balance Sheets at December 31, 1995
              and 1996

              Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996

              Consolidated Statements of Changes in
              Shareholders' Equity for the Years Ended
              December 31, 1994, 1995 and 1996

              Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1994, 1995 and 1996

              Notes to the Consolidated Financial Statements

         2. Except for the schedules listed below, all schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

              Schedule II - Valuation and Qualifying Accounts

         3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

                  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

         The following trademarks are mentioned in this Annual Report on Form 10-K: "Saville Systems"

                                  SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March, 1997.

                                            SAVILLE SYSTEMS PLC


                                            By: /s/ John J. Boyle, III
                                               ---------------------------
                                               John J. Boyle, III, President
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date
---------                     -----                          ----

/s/ John J. Boyle, III                                       )
--------------------------    President, Chief               )
John J. Boyle, III            Executive Officer              )
                              and Director                   )
                              (Principal Executive           )
                              Officer)                       )
                                                             )
/s/ Christopher Hanson                                       )
--------------------------    Chief Financial-               )   March 31, 1997
Christopher Hanson            Officer                        )
                              (Principal                     )
                              Financial Officer)             )
                                                             )
/s/ Lorraine Kruper                                          )
--------------------------    Vice President                 )
Lorraine Kruper               and Controller                 )
                              (Principal                     )
                              Accounting Officer)            )
                                                             )
/s/ Bruce A. Saville                                         )
--------------------------    Chairman of  the Board         )
Bruce A. Saville              of Directors                   )
                                                             )
/s/ John A. Blanchard, III                                   )
--------------------------    Director                       )
John A. Blanchard, III                                       )
                                                             )

/s/ Brian E. Boyle                                           )
-------------------------     Director                       )
Brian E. Boyle                                               )
                                                             )
/s/ William F. Cunningham                                    )
-------------------------     Director                       )
William F. Cunningham                                        )
                                                             )
/s/ Richard A. Licursi                                       )
-------------------------     Director                       )
Richard A. Licursi                                           )
                                                             )
/s/ Fergus G. McGovern                                       )
-------------------------     Director                       )
Fergus G. McGovern                                           )
                                                             )
/s/ David P. Mixer                                           )
-------------------------     Director                       )
David P. Mixer                                               )
                                                             )
/s/ James B. Murray, Jr.                                     )
-------------------------     Director                       )
James B. Murray, Jr.                                         )
                                                             )
/s/ John W. Sidgmore                                         )
-------------------------     Director                       )
John W. Sidgmore                                             )

                              SAVILLE SYSTEMS PLC

                SCHEDULE II (VALUATION AND QUALIFYING ACCOUNTS)

Col. A                         Col. B              Col. C                                  Col. D              Col. E
--------------------------------------------------------------------------------------------------------------------------
                                                                   Additions                Deductions

                               Balance at                               Charged to
                              beginning of         To costs &              other                                Balance at end
Description                      period             expenses             accounts                                  of period
------------------------ -------------------  -----------------  -------------------- ------------------- -----------------------
Allowance for doubtful        $                   $                                                              $
     accounts
              31-Dec-94                 nil                                                                                  nil
              31-Dec-95                 nil                370                                                               370
              31-Dec-96                 370                386                                                               756


                                                                     Appendix A
                                                                     ----------


                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands except per share data)


Year Ended December 31                         1996      1995      1994      1993      1992
-----------------------------------------------------------------------------------------------
Total revenues                                $53,920    $30,296   $20,073   $9,309    $4,967
Net income (loss)                              11,569      6,382     5,357       13      (343)
Net income (loss) per share                      0.61       0.40      0.34     0.00     (0.02)



At December 31                                 1996      1995      1994      1993      1992
-----------------------------------------------------------------------------------------------

Total assets                                  $56,489    $36,031   $ 9,857   $3,207    $1,606
Long term debt, excluding current portion           -         44       689        -       560

                                                                      Appendix B
                                                                      ----------


                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)

OVERVIEW

Saville creates innovative, high quality, customized billing and customer care solutions for service providers in the global telecommunications industry. The Company utilizes its library of proprietary software to provide its customers with customized, flexible, scaleable and cost-effective billing systems. Saville typically continues its relationships with customers by implementing new systems when the customers enter new service categories or geographic markets and by further developing and enhancing installed systems in response to its customers' needs. During the first quarter of 1996 the Company released Saville's Convergent Billing Platform (TM) (CBP) which is a software solution that supports billing for multiple services from a single integrated system.

The Company's strategy is to target growth-oriented telecommunications service providers, leverage its multi-market experience and establish and maintain long-term relationships with its customers. The successful implementation of the Company's strategy has resulted in revenue growth over the preceding year of 115.6%, 50.9% and 78.0% in 1994, 1995, and 1996, respectively. The Company's four largest customers, in aggregate, accounted for 78.9%, 73.4% and 64.5% of the Company's total revenues in 1994, 1995, and 1996, respectively. AT&T, Energis, and AT&T Canada each accounted for over 10% of the Company's total revenues in 1995. AT&T, Billing Information Concepts Inc. and Ameritech Communications Inc. accounted for 34.9%, 11.9% and 10.8%, respectively, of the Company's total revenues in 1996.

The Company derives revenues from services and license fees. Services revenue is comprised of two major components: (1) consulting services and, to a lesser extent, (2) service bureau operations. Consulting services relate primarily to the development of new systems, enhancement of existing installed systems and related customer maintenance and training. This revenue is primarily earned on a time and material basis. Service bureau operations revenue is earned when a customer contracts with the Company to operate its billing system in a Company-maintained service bureau. Services revenue accounted for 87.7%, 82.8% and 82.5% of total revenues for 1994, 1995 and 1996, respectively. The Company recognizes revenue from services in the period in which the services are provided. License fees comprise the remainder of the Company's revenues and are recognized at the time of delivery of the product to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software installed, license fees are recorded over the expected term of the initial customization period.

Cost of services is comprised primarily of the salaries and benefits of software development, technical, service bureau and client service personnel. It also includes operating costs of computer equipment, training and travel expenses.

Cost of license fees consist of the commission expense on new license fees earned by the Company and, to a lesser extent, royalty expense for use by the Company of software that is incorporated into the Company's base software.

Sales and marketing expenses consist of the salaries, sales commissions and benefits of those employees involved in this function as well as the related travel and promotional expenses.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


OVERVIEW (CONTINUED)

Research and development expenses are comprised of the salaries and benefits of the employees involved in internal software development, travel and related expenses. Prior to 1994, Company software was developed for customer applications, and related expenses were included in costs of services in those periods. In 1994, the Company commenced internally funded research and development efforts.

General and administrative expenses consist mainly of the salaries and benefits of management and administrative personnel and general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company. It also includes recruitment expenses, professional fees and depreciation.

The Company earns significant taxable income in the Republic of Ireland, the "manufacturing income" of which is taxed at rates substantially lower than tax rates in the United States and Canada. The Company anticipates that it will continue to benefit from this tax treatment until the treatment terminates in 2010, although the extent of the benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change. If the Company could no longer qualify for this lower tax rate or if tax laws were rescinded or changed, the Company's net income would be materially adversely affected.

RESULTS OF OPERATIONS

The following tables sets forth, for the periods indicated, the percentage of total revenues represented by certain items in the Company's Consolidated Statements of Income.

                                                  Percentage of Total Revenues
--------------------------------------------------------------------------------
                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                    1996      1995       1994
--------------------------------------------------------------------------------
Revenues:
Services                                            82.5%     82.5%      87.7%
License fees                                        17.5%     17.2%      12.3%
--------------------------------------------------------------------------------
                                                   100.0%    100.0%     100.0%
--------------------------------------------------------------------------------
Costs and Expenses:
Costs of services                                   40.9%     40.3%      43.0%
Cost of license fees                                 0.6%      0.2%       0.2%
Sales and marketing                                  6.3%      5.0%       6.9%
Research and development                             7.7%      5.3%       0.9%
General and administrative                          19.9%     22.4%      14.8%
--------------------------------------------------------------------------------
                                                    75.4%     73.2%      65.8%
--------------------------------------------------------------------------------
Income from operations                              24.6%     26.8%      34.2%
Other income, net                                    2.8%      0.7%       1.3%
--------------------------------------------------------------------------------
Income before income taxes                          27.4%     27.5%      35.5%
Provision for income taxes                           5.7%      6.2%       8.0%
--------------------------------------------------------------------------------
Income before minority interest                     21.7%     21.3%      27.5%
Minority interest share in subsidiaries' net
 income                                              0.2%      0.2%       0.8%
--------------------------------------------------------------------------------
Net income                                          21.5%     21.1%      26.7%
--------------------------------------------------------------------------------

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


YEARS ENDED DECEMBER 31, 1995 AND 1996

     Revenues. Total revenues increased 78.0% from $30.3 million in 1995 to $53.9 million in 1996 due to overall increases in services revenue and license fees, as discussed below.

     Services. Services revenue increased 77.3% from $25.1 million in 1995 to $44.5 million in 1996 due to expansion of the Company's client base and increases in projects for existing clients. Consulting services increased 87.2% from 1995 to 1996, and service bureau revenues increased 22.3% over the same period. Approximately 69.3% of the services revenue reported during the year ended December 31, 1996 was derived from services to customers existing in 1995 compared to 84.2% in the year ended December 31, 1995. The Company attributes this change to its continued efforts to expand its customer base.

     License Fees. License fees revenue increased 81.2% from $5.2 million in 1995 to $9.4 million in 1996 due primarily to license fees for the company's new software, Saville CBP (TM), that were negotiated during 1996.

     Cost of Services. Cost of services expense increased $9.8 million from $12.2 million in 1995 to $22.1 million in 1996 and increased as a percentage of services revenue from 48.7% to 49.6%, respectively. The overall increase was primarily due to expenditures associated with additional personnel hired during 1996 to support the growth of the Company's business.

     Cost of License Fees. Cost of license fees expense increased from $65,000 in 1995 to $337,000 in 1996 due to an increase in commission expenses resulting from the increase in the license fees earned by the Company.

     Sales and Marketing. Sales and marketing expense increased 122.4% from $1.5 million in 1995 to $3.4 million in 1996 and increased as a percentage of total revenues from 5.0% in 1995 to 6.3% in 1996. During 1996, the Company continued to develop its direct sales force within the United States and Europe to support the development of new business. The Company anticipates that its continued expansion of its sales force in North America and Europe, as well as its intention to establish a sales presence in Latin America and Asia Pacific, will increase its sales and marketing expense in fiscal 1997 which may have an adverse effect on the Company's earnings.

     Research and Development. Research and development expense increased 162.2% from $1.6 million in 1995 to $4.2 million in 1996. This increase was due to increased development efforts by the Company in creating new and enhanced billing and customer care products, including the Company's Convergent Billing Platform (TM) (CBP), which was released in the first quarter of 1996. The Company intends to continue to increase its investment in research and development efforts in the future and therefore expects that research and development expenses will continue to increase.

     General and Administrative. General, and administrative expense increased 57.8% from $6.8 million in 1995 to $10.7 million in 1996 and decreased as a percentage of revenues from 23.4% to 19.9%, respectively. The increased expenditure was attributable to the additional costs of building infrastructure during 1996 to support the growth in the Company's employee base and the expansion of the Company's business. Significant areas of increased spending included additional senior and middle management, and general expenses related to an increased number of employees. The Company increased the allowance for doubtful accounts by $386,000 and recorded compensation expense of $73,000 in connection with certain options that were granted to employees in 1995 and having an exercise price below the then fair market value.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


YEARS ENDED DECEMBER 31, 1995 AND 1996 (CONTINUED)

     Other income, net. Other income, net of other expenses, increased from $208,000 in 1995 to $1.5 million in 1996. This increase was primarily the result of interest earned on cash and cash equivalents on the net proceeds from the Company's public offerings in November 1995 and June 1996.

     Provision for income taxes. The Company recorded a tax provision of $1.9 million in 1995 representing an effective tax rate of 22.5% compared to a provision of $3.1 million in 1996 representing an effective tax rate of 20.7%. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. The eligibility for the 10% tax rate is the reason that the Company's effective tax rate is below the Irish standard rate of 38%, and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.


YEARS ENDED DECEMBER 31, 1994 AND 1995

     Revenues. Total revenues increased 50.9% from $20.1 million in 1994 to $30.3 million in 1995. A substantial portion of the growth in total revenues resulted from an increase in revenues from the Company's existing client base. Both services and license fee revenue increased as described below.

     Services. Services revenue increased 42.5% from $17.6 million in 1994 to $25.1 million in 1995. The increase was due to more development programming services being provided to existing clients by way of enhancements to existing installations and through development of new projects for clients on both AS/400 and UNIX platforms. Service bureau revenues also contributed to this overall increase as service bureau revenues increased 46.9% from $2.6 million in 1994 to $3.8 million in 1995, due to growth in existing service bureau clients' call traffic and, to a lesser extent, to new clients choosing to utilize the Company's service bureaus.

     License Fees. License fees revenue increased 110.5% from $2.5 million in 1994 to $5.2 million in 1995. Two new AS/400 installations were completed in 1995 and three license fees were earned on two partially completed UNIX projects and one partially completed AS/400 project. The remainder of the fees on these incomplete projects were earned in the first half of 1996 as the Company completed the development and enhancement for these projects. In addition, during 1995, the Company continued to earn license fees with respect to installations made in prior years as the Company completed certain work on such installations resulting in additional license fees.

     Cost of Service. Cost of services expense increased 41.4% from $8.6 million in 1994 to $12.2 million in 1995, but decreased slightly as a percentage of services revenue from 49.1% to 48.7%. The increase in total expenses was primarily due to additional personnel hired during the period to support the growth of the Company's business.

     Cost of License Fees. Cost of license fees expense increased from $31,000 in 1994 to $65,000 in 1995 due to the increase in license fees earned by the Company which, in turn, required the Company to pay additional royalties.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


YEARS ENDED DECEMBER 31, 1994 AND 1995 (CONTINUED)


     Sales and Marketing. Sales and marketing expense increased 9.2% from $1.4 million in 1994 to $1.5 million in 1995, but decreased as a percentage of total revenues from 6.9% to 5.0%. Sales and marketing expenses in 1994 included a settlement payment of $740,000 related to the termination of a service contract for marketing of the Company's software with a former executive and shareholder. Excluding this settlement payment, sales and marketing expenses increased $868,000 and increased as a percentage of total revenues from 3.2% to 5.0%. The increase in 1995 was due primarily to the development of a direct sales force within North America.

     Research and Development. Prior to 1994, Company software was developed for customer applications, and related expenses were included as part of cost of services in those periods. Research and development expenses increased from $184,000 in 1994 to $1.6 million in 1995. In 1994, the Company commenced internally funded research and development efforts undertaken during 1995 with respect to the UNIX-based billing software being developed jointly with AT&T, and continued internally funded research and development efforts on the AS/400 product.

     General and Administrative. General and administrative expense increased 128.3% from $2.9 million in 1994 to $6.8 million in 1995. These expenses also increased as a percentage of total revenues from 14.8% to 22.4%, respectively. This increase in expenses was primarily attributable to the growth in the business of the company. Significant areas in which Company increased spending included the addition of senior and middle management, employee training, relocation to larger office space in both Edmonton and Toronto and general expense related to an increased number of employees. In addition, in 1995 the Company recorded an allowance for doubtful accounts of $370,000 and compensation expenses of $95,000 in connection with certain options that were granted to employees having an exercise price below the then fair market value.

     Other Income, net. Other income, net primarily includes interest income, interest expense and foreign exchange gains and losses. Other income decreased from $252,000 in 1994 to $208,000 in 1995. The Company's increased profitability, and the proceeds from the Company's public offering in 1995 resulted in the Company having substantially higher cash balances which, in turn, generated greater interest income. This increase in income was partially offset, however, by foreign exchange losses.

     Provision for Income Taxes. The Company recorded a tax provision of $1.6 million in 1994, representing an effective tax rate of 22.5%, as compared to a provision of $1.9 million in 1995, representing an effective tax rate of 22.5%. The rate may vary period to period due to income being earned in different jurisdictions. The Company was eligible during 1994 and 1995 for a 10% tax rate on "manufacturing income" earned in the Republic of Ireland.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


QUARTERLY INFORMATION

The following table presents selected unaudited consolidated financial information for the Company's last eight quarters, as well as the percentage of the Company's total revenues represented by each item. In the opinion of the Company's management, this unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The Company's operating results for any quarter are not necessarily indicative results for any future period.


------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended
------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars      March 31    June 30   Sept. 30   Dec. 31   March 31   June 30    Sept. 30    Dec. 31
except per share data)               1995        1995      1995       1995      1996       1996       1996       1996
------------------------------------------------------------------------------------------------------------------------
REVENUES
 Services                           $5,845     $6,550     $5,087    $6,883    $ 9,032    $10,237    $12,051     $13,158
 License fees                        1,617      1,054      1,239     1,302      1,523      2,068      2,696       3,155
------------------------------------------------------------------------------------------------------------------------
                                     7,462      7,604      7,046     8,185     10,555     12,305     14,747      16,313
------------------------------------------------------------------------------------------------------------------------
EXPENSES
 Cost of services                    2,878      2,957      2,930     3,456      4,478      5,112      5,932       6,536
 Cost of license fees                   14         15         24        12         22         26        140         149
 Sales and marketing                   333        331        370       484        637        819        920       1,003
 Research and development              133        289        553       616        860      1,021      1,085       1,205
 General and administrative          1,403      1,666      1,687     2,028      2,321      2,476      2,830       3,078
------------------------------------------------------------------------------------------------------------------------
                                     4,761      5,258      5,564     6,596      8,318      9,454     10,907      11,971
------------------------------------------------------------------------------------------------------------------------
Income from operations               2,701      2,346      1,482     1,589      2,237      2,851      3,840       4,342
Other income, net                       75         56          8        68        243        383        393         472
------------------------------------------------------------------------------------------------------------------------
Income before income taxes           2,776      2,402      1,490     1,657      2,480      3,234      4,233       4,814
Provisions for income taxes            732        475        388       277        440        597        910       1,015
------------------------------------------------------------------------------------------------------------------------
Income before minority interest      2,044      1,927      1,102     1,380      2,040      2,637      3,323       3,709
Minority interest share in
subsidiaries' net income                 6         38         48      (21)        (2)         75         12          55
------------------------------------------------------------------------------------------------------------------------
Net income                          $2,038     $1,889     $1,054   $1,401      $2,042     $2,562     $3,311      $3,654
------------------------------------------------------------------------------------------------------------------------

Net income per share                 $0.13      $0.12      $0.07    $0.08       $0.11      $0.14      $.017       $0.19
------------------------------------------------------------------------------------------------------------------------
Weighted average shares
and share equivalents
(in thousands)                      15,797     15,797     15,797   17,213      18,585     18,892     19,048      19,168
------------------------------------------------------------------------------------------------------------------------

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


QUARTERLY INFORMATION (CONTINUED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED
-------------------------------------------------------------------------------------------------------------------------------
                                     March 31    June 30    Sept. 30    Dec. 31    March 31    June 30    Sept. 30    Dec. 31
(percentage of total revenues)         1995        1995       1995        1995       1996        1996       1996        1996
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
 Services                              78.3%      86.1%       82.4%       84.1%      85.6%       83.2%      81.7%       80.7%
 License fees                          21.7%      13.9%       17.6%       15.9%      14.4%       16.8%      18.3%       19.3%
-------------------------------------------------------------------------------------------------------------------------------
                                      100.0%     100.0%      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
 Cost of services                      38.5%      38.9%       41.6%       42.2%      42.4%       41.5%      40.2%       40.1%
 Cost of license fees                   0.2%       0.2%        0.3%        0.2%       0.2%        0.2%       1.0%        0.9%
 Sales and marketing                    4.5%       4.4%        5.3%        5.9%       6.0%        6.7%       6.2%        6.1%
 Research and development               1.8%       3.8%        7.9%        7.5%       8.2%        8.3%       7.4%        7.4%
 General and administrative            18.8%      21.9%       23.9%       24.8%      22.0%       20.1%      19.2%       18.9%
-------------------------------------------------------------------------------------------------------------------------------
                                       63.8%      69.2%       79.0%       80.6%      78.8%       76.8%      74.0%       73.4%
-------------------------------------------------------------------------------------------------------------------------------
Income from operations                 36.2%      30.8%       21.0%       19.4%      21.2%       23.2%      26.0%       26.6%
Other income,                           1.0%       0.8%        0.1%        0.8%       2.3%        3.1%       2.7%        2.9%
   net
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes             37.2%      31.6%       21.1%       20.2%      23.5%       26.3%      28.7%       29.5%
Provisions for income taxes             9.8%       6.3%        5.5%        3.4%       4.2%        4.9%       6.2%        6.8%
-------------------------------------------------------------------------------------------------------------------------------
Income before minority
   interest                            27.4%      25.3%       15.6%       16.8%      19.3%       21.4%      22.5%       22.7%
Minority interest share in
subsidiaries' net income                0.1%       0.5%        0.7%       (0.3%)      0.0%        0.6%       0.1%        0.3%
-------------------------------------------------------------------------------------------------------------------------------
Net income                             27.3%      24.8%       14.9%       17.1%      19.3%       20.8%      22.4%       22.4%
-------------------------------------------------------------------------------------------------------------------------------

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the size and timing of significant client projects and license fees, cancellations of significant projects by customers, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors.

The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $10.7 million from $23.7 million at December 31, 1995 to $34.4 million at December 31, 1996. The increase in cash was primarily from cash provided by operations and, to a lesser extent, from net proceeds received from issuance of Ordinary Shares. Cash and cash equivalents increased $20.2 million from $3.5 million at December 31, 1994 to $23.7 million at December 31, 1995. This increase was due primarily to the receipt of the proceeds from the Company's initial public offering and, to a lesser extent, from cash provided by operations. The increase in cash and cash equivalents of $2.8 million during the year ended December 31, 1994 was comprised largely of cash provided by operations offset by repayments to related parties on financing provided to the Company prior to it's initial offering during 1995.

During the year ended December 31, 1996, $10.4 million of cash was provided by operating activities representing an increase of $6.3 million from 1995 primarily due to the increased net income during the year. Working capital components have generally increased in relation to the continued growth in total revenues. At December 31, 1996 the Company had deferred revenue of $1.4 million representing funds received in advance of the completion of software customizations and installations. During the year ended December 31, 1995, $4.0 million of cash was provided by operating activities representing a decrease of $418,000 over the previous year. The change was the result of an increase in net income of $1.0 million over the previous year and net increases in current liabilities, more than offset by increases in accounts receivable and other current liabilities. The cash provided by operating activities during the year ended December 31, 1994 was comprised of an increase in net income of $5.3 million, offset by a general growth in working capital items.

The net cash used in investing activities during the year ended December 31, 1996 was comprised of $2.7 million to purchase fixed assets and $1.0 million invested in short-term marketable securities. This represented an increase of $545,000 over the $2.2 million used to purchase fixed assets in 1995. The Company continues to make fixed asset investments for infrastructure to support its historical business growth and its anticipated needs in future fiscal periods. The Company expects to continue its fixed asset investments in 1997. As of February 1, 1997, the Company had no material commitments for capital expenditures.

The net cash provided by financing activities during the year ended December 31, 1996 was $4.0 million consisting primarily of net proceeds from issuances of Ordinary Shares. During 1996, the Company issued Ordinary Shares pursuant to exercises of options under the employee stock option plan for proceeds of approximately $2.1 million. On June 24, 1996, the Company issued 100,000 Ordinary Shares in a public offering for proceeds to the Company of approximately $2.6 million before expenses. Also, during the year ended December 31, 1996, the Company paid public offering costs of approximately $735,000 and received $100,000 on the repayment of an employee share purchase loan. The net proceeds from the initial public share issuance provided the majority of the $18.3 million of the cash provided by financing in 1995. The cash provided was offset by a cash dividend paid on September 25, 1995 and repayments on long term debt. In 1994 $1.2 million was used to repay advances made by related parties offset by a loan from an affiliated company.

Prior to the initial public share issuance in November 1995 the Company had a $2.5 million line of credit. Borrowings under this line of credit bore interest at the greater of the bank's announced annual rate plus 0.5% and the Federal Funds effective rate plus 1.0% per annum. The Company paid 0.5% per annum for the unused portion of the line of credit. Subsequent to the initial public share issuance, the Company repaid all amounts outstanding under the line of credit and canceled the line of credit. The Company had capitalized lease obligations in principal amount of $43,000 as at December 31, 1996 ($97,000 at December 31, 1995) and subsequent to such date has incurred no capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


As of December 31, 1996 the Company had $15.3 million in net accounts receivable. The average days sales outstanding ("DSO") at December 31, 1996 was approximately 86 days as compared to approximately 91 at December 31, 1995. DSO is calculated based on the average daily sales of the immediately preceding three month period divided by the net trade accounts receivable balance at the end of the period. The Company established an allowance for doubtful accounts in 1995 and continues to maintain a balance because increases in revenues that may be caused by the expansion of the Company's customer base increases the risk that such an allowance will be necessary. The Company considers the allowance for doubtful accounts of $756,000 at December 31, 1996 to be adequate.

The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements through at least fiscal 1998.

FOREIGN CURRENCY EXPOSURE

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars and Pounds Sterling. The impact of foreign currency translation has not been material to the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's plans to establish a sales presence in Latin America and Asia Pacific, the Company's plans to continue to invest in research and development efforts, the Company's expectation that it will continue to make capital asset investments in 1997, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements through at least fiscal 1998 and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

To date, a substantial portion of the Company's total revenues has derived from a small number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. A significant decrease in business from any of its major customers would have a material adverse effect on the Customer's business, financial condition, and results of operations.

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

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

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

Although the Company has developed software for UNIX-based operating systems, the Company's billing and customer care software currently runs primarily on the IBM AS/400 platform which represents a leading platform for existing and new billing systems. If there should be a rapid shift away from the current use of the AS/400 platform by the telecommunications industry for billing, the Company would be required to expend substantial capital resources to develop new software and likely experience delays or losses in customer orders.

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

Recently, the Company has expanded its operations rapidly, which has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, the quality of the Company's services, its ability to retain key personnel and its results of operations could be materially adversely affected.

Fluctuation in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

                              SAVILLE SYSTEMS PLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (thousands of $, unless otherwise noted)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and, under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a 10% rate, which is substantially lower than U.S. tax rates. If the Company could no longer qualify for this 10% tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected. In addition, if U.S., Canadian or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase, and its cash flow and results of operations could be materially adversely affected.

                                                                      Appendix C
                                                                      ----------

                              SAVILLE SYSTEMS PLC

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----

  Report of Independent Auditors                                         2
                                                                         -
  Consolidated Balance Sheets as of December 31, 1996
  and 1995                                                               3
                                                                         -
  Consolidated Statements of Income for the years
  ended December 31, 1996, 1995 and 1994                                 4
                                                                         -
  Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                   5
                                                                         -
  Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                       6
                                                                         -
  Notes to Consolidated Financial Statements                            7-20
                                                                        ----

                        REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
SAVILLE SYSTEMS PLC

We have audited the accompanying consolidated balance sheets of Saville Systems PLC and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saville Systems PLC and its subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG

/s/ Ernst & Young
Galway, Ireland
January 22, 1997                          Chartered Accountants

SAVILLE SYSTEMS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

                                                ---------------------
                                                   AS AT DECEMBER 31
---------------------------------------------------------------------
                                                      1996      1995
ASSETS

CURRENT
Cash and cash equivalents                            $34,395  $23,722

Marketable securities                                  1,000        -

Accounts receivable, less allowance for doubtful
accounts of $756 and $370, respectively               15,308    8,177

Prepaid expenses and other assets                      1,511    1,056
---------------------------------------------------------------------
                                                      52,214   32,955

Property and equipment, net [note 3]                   4,275    2,335

Long-term receivable [note 4]                              -      741
---------------------------------------------------------------------
                                                     $56,489  $36,031


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                       1,711    1,079

Accrued compensation and related benefits              2,704    1,527

Accrued royalties                                          -      663

Income taxes payable                                   2,910    1,228

Deferred revenue                                       1,420        -

Other current liabilities                                770      296

Current portion of long-term debt                         43       53
----------------------------------------------------------------------
                                                       9,558    4,846

Long-term debt [note 6]                                    -       44

Minority interest [note 8]                               320      217
----------------------------------------------------------------------
                                                         320      261

Commitments and contingencies [note 7]



SHAREHOLDERS' EQUITY

Share capital [note 8]                                    93       92

Additional paid-in capital [note 8]                   27,778   23,636

Retained earnings                                     18,813    7,244

Cumulative translation account [note 8]                  (73)     (48)

                                                      46,611   30,924
----------------------------------------------------------------------
                                                     $56,489  $36,031
----------------------------------------------------------------------

See accompanying notes

SAVILLE SYSTEMS PLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except per share data)

----------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------------------
                                                                 1996     1995     1994
REVENUE

Services                                                      $44,478  $25,084  $17,597

License Fees                                                    9,442    5,212    2,476
----------------------------------------------------------------------------------------
                                                               53,920   30,296   20,073

EXPENSES

Cost of services                                               22,058   12,221    8,640

Cost of license fees                                              337       65       31

Sales and marketing                                             3,379    1,519    1,391

Research and development                                        4,171    1,591      184

General and administrative                                     10,705    6,784    2,971
----------------------------------------------------------------------------------------
                                                               40,650   22,180   13,217

INCOME FROM OPERATIONS                                         13,270    8,116    6,856

Other income, net [note 9]                                      1,491      208      252
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     14,761    8,324    7,108

Provision for income taxes [note 10]                            3,052    1,872    1,597
----------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                11,709    6,452    5,511

Minority interest share in subsidiaries' net income (loss)        140       70      154
----------------------------------------------------------------------------------------
NET INCOME                                                    $11,569  $ 6,382  $ 5,357
----------------------------------------------------------------------------------------
NET INCOME PER SHARE                                            $0.61    $0.40    $0.34
----------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES AND SHARE EQUIVALENTS
(IN THOUSANDS)                                                 18,948   16,151   15,721
----------------------------------------------------------------------------------------

See Accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

(in thousands of U.S. dollars, except number of shares)

                                        --------------------------------------------------------------------------------
                                                                   Years ended December 31

                                         -----------------------
                                                 Share Capital     Addi-   Retained     Cumula-       Total
                                                                   tional               tive
                                                                   paid-in  earnings    translation  shareholders
                                               Shares    Amount    capital  (deficit)   account      ' equity
Balance at December 31, 1993                     2,980      $ 0     $682   $(492)        $ (1)          $189

Ordinary Shares issued                      14,897,020       10                                           10

Increase in paid-in capital                                          980    (980)

Dividends paid by subsidiary                                                 (23)                        (23)

Net income                                                                 5,357                       5,357

Foreign currency translation adjustment                                                   (81)           (81)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                14,900,000       10    1,662   3,862          (82)         5,452
-----------------------------------------------------------------------------------------------------------------------------
Ordinary Shares issued                       2,676,406       34   25,772                              25,806

Deferred Shares issued                          30,000       48      (48)

Shares issued by subsidiary companies                                148                                 148

Public offering costs                                             (3,914)                             (3,914)

 Reduction in minority interest                                      116                                 116

 Note receivable on sale of shares by

 subsidiary prior to reorganization                                 (100)                               (100)

Dividends paid                                                            (3,000)                     (3,000)

Net income                                                                 6,382                       6,382

Foreign currency translation adjustment                                                    34             34
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                17,606,406       92   23,636   7,244          (48)        30,924
-----------------------------------------------------------------------------------------------------------------------------
Ordinary Shares issued                         505,165        1    4,740                               4,741

Reduction in minority interest                                        37                                  37

Repayment of note receivable                                         100                                 100

Public offering costs                                               (735)                               (735)

Net income                                                                11,569                      11,569

Foreign currency translation adjustment                                                   (25)           (25)

=============================================================================================================================
Balance at December 31, 1996
                                            18,111,571      $93  $27,778 $18,813         $(73)       $46,611

 See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------------------------
                                                                      Years ended December 31
-----------------------------------------------------------------------------------------------------------
                                                                  1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $11,569     $6,382     $5,357

Adjustments to reconcile net income to net cash

 provided by operating activities:

 Depreciation and amortization                                        782        360        222

 Allowance for doubtful accounts                                      386        370

 Minority interest in net income                                      140         70        154

Changes in operating assets and liabilities:

 Accounts receivable                                               (7,521)    (2,936)    (3,476)

 Prepaids and other assets                                           (461)      (886)       (87)

 Long-term receivable                                                 741       (741)

 Accounts payable                                                     632        401        237

 Accrued compensation and related benefits                          1,177        803        415

 Accrued royalties                                                   (663)       348        220

 Income taxes payable                                               1,682        127      1,099

 Deferred revenue                                                   1,420

 Other current liabilities                                            474       (251)       324
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          10,358      4,047      4,465

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of property and equipment                             (2,723)    (2,178)      (327)

Purchase of marketable securities                                  (1,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (3,723)    (2,178)      (327)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan repayments from an officer                                                   50          7

Proceeds from long-term debt                                                                500

Repayment of long-term debt                                           (54)      (703)       (57)

Advances from related parties                                                               759

Repayments to related parties                                                    (14)    (2,423)

Proceeds from share issuances                                       4,841     25,880         10

Dividends paid by subsidiary prior  to company reorganization                               (25)

Public offering costs                                                (735)    (3,914)

Dividends paid                                                                (3,000)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 4,052     18,299     (1,229)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               (14)        45        (97)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          10,673     20,213      2,812

Cash and cash equivalents, beginning of period                     23,722      3,509        697
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $34,395   $ 23,722     $3,509
-----------------------------------------------------------------------------------------------------------
Supplement disclosure of cash flow information:
   Cash paid for interest                                              15        182         71
   Cash paid for income taxes                                       1,504      1,894        471
   Computer equipment under capital lease                                                   177
   Note receivable from sale of shares                               (100)       100


Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

1. ORGANIZATION

SAVILLE SYSTEMS PLC (THE "COMPANY") IS A COMPANY INCORPORATED UNDER THE LAWS OF THE REPUBLIC OF IRELAND IN 1993.

Saville Systems PLC, Saville Systems Canada, Ltd. ("Saville Canada") and Saville Systems Inc. ("Saville U.S.") were companies under common control and with identical share ownership structures.

On September 27, 1995, Saville Canada and Saville U.S. (collectively, the "Subsidiaries") became majority-owned subsidiaries of the Company (the "Restructuring"). The Restructuring was accomplished through the contribution of shares of the Subsidiaries to the Company by all but one of the shareholders of the Subsidiaries who previously owned, directly or indirectly, identical percentages of all three companies; and through the contribution of 100% of the shares of 2916746 Canada, Inc., a Canadian holding corporation whose only material asset is shares in Saville Canada.

The Restructuring has been accounted for in a manner similar to a pooling of interests and accordingly the consolidated financial statements of the Company include the results of the Company and its two subsidiaries since their inception, which in the case of Saville Canada was 1982 and Saville U.S. was 1991. The share capital of the Subsidiaries has been presented as additional paid-in capital in these consolidated financial statements.

An approximate 15% interest in Saville Canada and Saville U.S. was not contributed by one of the shareholders as at the date of Restructuring and has been presented as a minority interest. As at December 31, 1996, this minority interest has decreased to approximately 7% (12% as at December 31, 1995).

The Company's principal line of business is the design and development of customized billing and customer care solutions for the use of its customers in the global telecommunications industry. In addition, the Company licenses the use of its software to customers throughout the world and operates its software for certain customers under a service bureau arrangement. The Company's principal markets are currently located in the United States, Europe and Canada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Services are provided primarily on a time and materials basis for which revenue is recognized in the period that the services are provided. These services primarily include system requirements definition, system design and analysis, customization and installation services, ongoing system management, system enhancements and service bureau processing fees.

Revenue from the licensing of software rights is recognized at the time of delivery of the product to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software delivered, license fees are recorded over the expected term of the initial customization period.

FOREIGN CURRENCY TRANSLATION

The Company uses the United States dollar as the unit of measurement of its financial statements, as a significant portion of the Company's operating and financing activities are transacted in United States dollars. The functional currencies of the Company's subsidiaries are their local currencies.

Transactions and balances denominated in currencies other than the functional currencies of the Company or its subsidiaries are remeasured in the applicable functional currency. Translation adjustments arising on such remeasurement are included in the determination of net income.

The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange and results of operations are translated at weighted average rates of exchange for the fiscal period reported. Translation adjustments resulting from this process are recorded in shareholders' equity as an adjustment to the cumulative translation account.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives as follows:

                              RATE            BASIS
     Furniture and equipment            20%       Declining balance
     Computer equipment                 25%       Straight-line
     Leasehold improvements             20%       Straight-line
     Automobiles                        30%       Declining balance

Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are expensed as incurred.

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASES

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards (SFAS) No. 13 "Leases" is accounted for as if the asset were acquired and as if the obligation were assumed as of the date of lease. All other leases are recorded as operating leases and payments are expensed as they become due.

SOFTWARE DEVELOPMENT COSTS

Software development costs, principally the design and development of billing software, are expensed as incurred. Costs incurred after technological feasibility has been established, as defined by SFAS No.86, "Software Development Costs," have not been significant.

STOCK OPTIONS

The Company records compensation expense relating to stock based compensation to employees in accordance with Accounting Principles Board Opinion No.25 (APB No.25) "Accounting for Stock Issued to Employees and related interpretations. Proforma footnote disclosures have also been provided to comply with the Financial Accounting Standards Board SFAS 123 "Accounting for Stock Based Compensation."

INCOME TAX

Income taxes are accounted for in accordance with the liability method of SFAS No.109, "Accounting for Income Taxes." Under this method, the Company provides deferred and prepaid taxes for temporary differences in the recognition of income and expense for financial reporting and tax accounting purposes.

NET INCOME PER SHARE

Net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding and gives effect to certain adjustments described below. Share equivalents are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common share equivalents issued during the twelve month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.

CASH EQUIVALENTS

Cash equivalents are recorded at cost which approximates market value, and include only short-term highly liquid investments with maturities at the date purchased of less than three months.

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

3. PROPERTY AND EQUIPMENT

                                        -------------------------------------------------------
                                           1996                  1995
-----------------------------------------------------------------------------------------------
                                           COST   ACCUMULATED    COST   ACCUMULATED
                                                  DEPRECIATION          DEPRECIATION
Furniture and equipment                   $2,838  $591          $1,503   $266

Computer equipment                         1,118   409          744      207

Computer equipment under capital lease       182   136          182      91

Leasehold improvements                     1,507   250          521      59

Automobiles                                   39   23           28       20
-----------------------------------------------------------------------------------------------
                                         $5,684    $1,409       $2,978   $643
-----------------------------------------------------------------------------------------------
Net book value                                   $4,275         $2,335
---------------------------------------

4. LONG-TERM RECEIVABLE

The Company made arrangements with one of its customers whereby the payment of one half of certain license fees earned during the year ended December 3 1, 1995 were deferred. These amounts are non-interest bearing with minimum monthly repayments of approximately $135,000. This long-term receivable will be repaid during 1997 and has been included in accounts receivable at December 31, 1996.

5. RELATED PARTY TRANSACTIONS AND BALANCES

In 1995, Saville U.S. extended a loan to an officer in the amount of $100,000 due August 1, 1997 in connection with the issue of shares of Saville U.S. This loan was repaid in full in June, 1996. The

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

repayment is presented as an addition to additional paid-in capital in the statement of changes in shareholders' equity (note 8).

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



6. LONG-TERM DEBT

--------------------------------------------------------------------------------------------------------------
                                                                                     1996         1995

CAPITAL LEASE OBLIGATION
--------------------------------------------------------------------------------------------------------------

Payable in 24 monthly payments of $5 and one payment of $43 at the
end of the lease (7.2% interest rate).  The lease is denominated in                  $43             $97
Canadian dollars
                                                                                      43              97

 Less amount due within one year                                                      43              53

==============================================================================================================
                                                                                     $ -             $44
--------------------------------------------------------------------------------------------------------------

Principal repayment of $43,000 is due in 1997.



7. COMMITMENTS AND CONTINGENCIES

The Company is committed to make operating lease payments on premises, computer hardware, and equipment under agreements which expire over the next five years as follows:

---------------------------------------------------------------------------------------------------------------
                 1997                   $ 5,116
                 1998                     4,183
                 1999                     2,967

                 2000                     1,535
                 2001                     1,113
                 Thereafter               2,759

                                        $17,673
----------------------------------------------------------------------------------------------------------------


Total rental expense was approximately $3,582,000, $1 ,950,000, and $992,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Saville Canada entered into an exclusive agreement with TELUS Communications (Edmonton) Inc.

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



(formerly Ed Tel Inc.) to market and license a Message Processing System whereby Saville Canada was required to pay royalties based on a percentage of the annual increase in total gross revenue of Saville Canada over base revenue established in 1991. The royalty expense for the years ended December 31, 1996, 1995 and 1994 was $38,000, $655,000 and $328,000, respectively. The original agreement expired on December 31, 1995. The Company has entered into a non-exclusive five year extension with the royalties fixed at CDN_$50,000 annually for that period.

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



8. SHARE CAPITAL

Details of the authorized and issued share capital are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                     1996           1995

AUTHORIZED

  40,000,000  Ordinary Shares, nominal value $0.0025 per share

      30,000  Deferred Shares, nominal value IR(Pounds) 1.00 per share

ISSUED

  18,081,571  Ordinary Shares (1995 - 17,576,406)                                    $45            $44

      30,000  Deferred Shares (1995 - 30,000)                                         48             48

===============================================================================================================
                                                                                     $93            $92
---------------------------------------------------------------------------------------------------------------

AUTHORIZED SHARE CAPITAL

Upon incorporation, the Company's authorized share capital comprised 100,000 Ordinary Shares.

On January 20, 1995, the Company redesignated each of its Ordinary Shares authorized and issued to be Class A voting, convertible, participating shares and increased its authorized share capital by 100,000 Class B non-voting, convertible, participating shares which ranked pari passu in all respects with the Class A shares. Each fully paid Class B non-voting, convertible, participating share could be converted at any time into a Class A voting, convertible, participating share on the basis of one to one. Likewise, each fully paid Class A voting, convertible, participating share could be converted at any time into a Class B non-voting, convertible, participating share on the basis of one to one.

In connection with the Restructuring, authorized share capital was amended by the cancellation of 100,000 Class B shares, the redesignation of Class A shares as Ordinary Shares with a nominal value of $0.0025 per share and the authorization of 30,000 Deferred Shares with a nominal value of IR(Pounds) 1.00 per share. Authorized capital was then increased to 40,000,000 Ordinary Shares.

ISSUED SHARE CAPITAL

An analysis of the number of shares issued and outstanding for the three year period ended December 31, 1996 is as follows:

 . during 1994, the Company issued 14,897,020 Ordinary Shares for cash consideration of $9,998;

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



 . on January 20, 1995, the Company's 14,900,000 issued and outstanding Ordinary
  Shares were redesignated as Class A Shares;

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



8. SHARE CAPITAL (CONTINUED)

 .   in connection with the Restructuring in 1995, 15,004,300 Class A shares were redesignated as 15,004,300 Ordinary Shares, one additional Ordinary Share was issued, and the Company issued 30,000 Deferred Shares. In addition, on September 27, 1995, the Company completed a 400-for-1 division of all Ordinary Shares and subsequently declared and allotted a share dividend of
    2.725 Ordinary Shares for each post-division share outstanding. All outstanding shares and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect this share division and dividend. The division and dividend were approved by the shareholders by unanimous written consent on September 27, 1995.

 .   during the year ended December 31, 1995 , the Company issued 176,406
    Ordinary Shares to officers and employees for cash consideration of $805,808 and conducted a public offering issuing 2,500,000 ordinary shares for total gross proceeds of $25,000,000.


 .   during the year ended December 31, 1996, the Company issued 405,165 Ordinary
    Shares to officers and employees for cash consideration of $2,140,816 and conducted a second public offering issuing 100,000 Ordinary Shares for total gross proceeds of $2,600,000.


ADDITIONAL PAID-IN CAPITAL

During 1994, Saville Canada reorganized its share capital, reducing its retained earnings and increasing its share capital by an amount of $1,153,985. The increase in this subsidiary's share capital has been reflected as an increase in additional paid-in capital in these financial statements in the amount of $980,000 and an increase in minority interest of $173,985.

During 1995 and prior to the Restructuring described in note 1, 70.04 shares of Saville Canada and 6.135 shares of Saville U.S. were issued for aggregate cash consideration of $174,000 and a note receivable of $100,000. The aggregate cash consideration, net of the note receivable, has been reflected in these financial statements as additional paid-in capital in the amount of $48,000 and an increase in minority interest of $26,000.


During 1996, the note receivable issued in 1995 for shares of Saville U.S. was repaid in full. This repayment has been reflected in these financial statements as additional paid-in capital in the amount of $100,000.

DIVIDENDS

Shareholders are entitled to receive dividends as may be recommended by the Board of Directors of the Company and approved by the shareholders, which will be declared and paid in United States dollars. Under Irish Company law, dividends are payable only out of profits available for distribution, where profits are determined in accordance with accounting principles generally accepted in the Republic of Ireland. The amount available for distribution to shareholders includes only the retained earnings of the Company, and not that of its subsidiaries, calculated in accordance with accounting principles generally accepted in the Republic of Ireland which amounted to approximately $16,670,000 at December 31, 1996 ($7,254,000 at December 31, 1995).

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



8. SHARE CAPITAL (CONTINUED)

MINORITY INTEREST

Concurrent with the Restructuring of the Company, the minority shareholder has entered into a share restriction and contribution agreement which prohibits the minority shareholder from transferring any securities of the Company, unless a proportionate number of Subsidiary shares are contributed to the Company. The minority shareholder must contribute all of its shares in the Subsidiaries no later than September 1, 2005.

SHARE OPTIONS

The Company has elected to follow Accounting Principle Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee share options because, as discussed below, the alternative fair value accounting provided under FASB Statement No.123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee share options ("FAS 123"). Under APB 25, where the exercise price of the Company's employee share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. As noted below, certain options have been granted with an exercise price below the market price on the date of grant and compensation expense has been recognized for these options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996 respectively: risk-free weighted average interest rates of 6.30 % and 5.98% and volatility factors of the expected market price of the Company's common shares of .84 and .69; dividend yield of 0% and an expected life of the option of 4 years. The calculation of the fair value of options granted prior to the initial public offering on November 16, 1995 has used a volatility factor of nil as the Company was a nonpublic entity at the time.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

--------------------------------------------------------------------------------
                                                         YEARS ENDED DECEMBER 31

                                                         1996              1995

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

--------------------------------------------------------------------------------
Pro forma net income                                   $10,028        $5,573

--------------------------------------------------------------------------------

Pro forma net income per share                            $.53          $.35

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



8. SHARE CAPITAL (CONTINUED)

During the years ended December 31, 1994 and 1995 prior to the restructuring described in note 1, the Company granted share 'option units' to certain officers, directors and employees of the Company. Each option unit was comprised of 1 Class A share of the Company, 1 common share of Saville Canada and .0875 common shares of Saville U.S. upon exercise of the option unit.

In connection with the Restructuring, each option unit outstanding at that date was exchanged for options which entitle the holder to 1 Ordinary Share for each option exercised.

On August 21, 1995, the Board of Directors approved the 1995 Share Option Plan which provides for the grant of stock to employees, officers, directors, consultants and advisors of the Company. These options generally expire ten years from the date of grant and vest over periods of one to five years.

On April 25, 1996, the Board of Directors approved the 1996 Employee Share Purchase Plan which provides for the grant of stock to certain officers and employees of the Company for purchase.

The following table summarizes the activity in options to December 31, 1996 after giving effect to the reorganization:

                                      NUMBER OF ORDINARY SHARES

----------------------------                                  ---------------
                                      AVAILABLE    UNEXER-     WEIGHTED
                                      FOR GRANT    CISED       AVERAGE
                                                                 PRICE PER
                                                                 SHARE
BALANCE AT DECEMBER 31, 1994                         150,490   $ 1.68

Options granted                                      540,958     2.40

Ordinary Shares authorized             2,980,000

Options granted                       (1,205,748)  1,205,748     9.08

Options exercised                                    (72,105)   10.00

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

Options expired                               (1,030)  10.00
Options cancelled                  21,922    (21,922)   8.66

--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995    1,796,174  1,802,139    6.43

Ordinary Shares authorized      1,000,000

Options Granted                  (128,587)   128,587   25.47

Options Exercised                           (405,165)   5.30

Options Cancelled                  24,645    (24,645)   8.66

________________________________________________________________________________
BALANCE AT DECEMBER 31, 1996    2,692,232  1,500,916   $8.33

The weighted average fair value of options granted during 1996 was $13.32 (1995
- $1.72 )

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



8. SHARE CAPITAL (CONTINUED)

The 150,490 options having an exercise price of $1.68 per share and the 540,958 options having an exercise price of $2.40 per share were granted below estimated fair market value at the date of grant and compensation expense was recorded over their vesting periods. Compensation expense of $73,000, $95,000 and $12,000 was recorded in the years ended December 31, 1996, 1995 and 1994 respectively. During 1996, 228,866 of these options were exercised.


A summary of options outstanding as of December 31, 1996 are as follows:

--------------------------------------------------------------------------------
   Total     Range of       Weighted   Weighted    Exercisable at  Weighted
outstanding  Exercise       Average    Average     December        Average
             Prices         Exercise   Remaining   31, 1996        Exercise
                            Price      Contractual                 Price of
                                       Life (in                    Exercisable
                                       years)                      Options
     20,490  $1.68          $1.68      2.5         20,490          $1.68
    442,092   2.40           2.40      3.0        442,092           2.40
    916,744   8.66-10.00     8.99      8.7        318,369           9.28
     71,590   15.00-26.63   19.68      4.4         17,091          16.38
     50,000   28.63-43.00   35.02      9.7              -          -
--------------------------------------------------------------------------------
  1,500,916  $1.68-$43.00   $8.33      6.8        798,042          $5.43

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)


CUMULATIVE TRANSLATION ACCOUNT

Changes in the Canadian dollar exchange rate relative to the United States dollar has caused the adjustments to the cumulative translation account.


9. OTHER INCOME

--------------------------------------------------------------------------------
                                                YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                                 1996     1995   1994
Interest income                                  $1,563   $369   $118

Interest on long-term debt                           (5)   (61)   (24)

Other interest expense                              (10)   (15)   (54)

Foreign currency exchange gains (losses), net      (107)   (70)   182

Other                                                50    (15)    30
--------------------------------------------------------------------------------
                                                 $1,491   $208   $252
--------------------------------------------------------------------------------

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



10. INCOME TAXES

The provision for income taxes consists of the following:
--------------------------------------------------------------------------------
                                              YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                              1996      1995        1994

Current:
 Ireland                                       $1,628    $1,165      $533
 Foreign                                        1,424    707         1,064
--------------------------------------------------------------------------------
                                               $3,052    $1,872      $1,597
--------------------------------------------------------------------------------

Pretax income from foreign operations amounted to $3,105,000, $1,677,000 and $2,078,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

The effective income tax rate differed from the statutory federal income tax rate due to:

                                              YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                              1996      1995        1994
--------------------------------------------------------------------------------
Standard Irish federal income tax rate           38.0%     38.5%     40.0%
Computed tax provision                         $ 5,609   $ 3,205   $ 2,843
Tax relief on Irish manufacturing operations   (2,833)   (1,750)   (1,539)
Foreign tax rate differences                     240        95        93
Change in valuation allowance in respect
of subsidiary losses                             120       152        27

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

Other                                                               (84)     170     173
------------------------------------------------------------------------------------------
                                                                 $3,052   $1,872  $1,597
------------------------------------------------------------------------------------------

Per share effect of the tax relief on Irish manufacturing        $ 0.15   $ 0.11  $ 0.10
operations
------------------------------------------------------------------------------------------

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a 10% rate. To qualify for the 10% tax rate, the Company must satisfy certain conditions, including achieving target employment levels in the Republic of Ireland and rendering computer services there. The Irish standard rate was reduced from 40% to 38% effective April 1, 1995.

As at December 31, 1996 the Company has no significant deferred tax assets or liabilities.

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)



10. INCOME TAXES (CONTINUED)

Undistributed earnings of the Company's foreign subsidiaries amount to approximately $2,131,000 at December 31, 1996 and $881,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable in the amount of $304,000 ($132,000 at December 31, 1995) to various foreign governments. Determination of the amount of the unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the liability.


11. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries operate primarily in one industry segment, the development and marketing of proprietary customer administration and billing systems. Transfers between geographic areas are accounted for using methods designed to approximate comparable arm's length amounts. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area.

The following is a summary of operations by geographic area.

                                                                    ADJUST-
                                                          UNITED    MENTS AND
                                       IRELAND  CANADA    STATES    ELIMINA-   CONSOLI-
                                       $        $         $         TIONS      DATED
                                                                    $          $
Year ended December 31, 1996

Sales to unaffiliated customers        22,313    7,009    24,598    -          53,920

Transfers between geographic areas     11,594   26,177    -         (37,771)   -

===========================================================================================
Total revenues                         33,907   33,186    24,598    (37,771)   53,920

===========================================================================================
Operating profit                       10,069    2,374       744         83    13,270

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS         39,350      8,041     9,320     (222)     56,489

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)


11. INDUSTRY AND GEOGRAPHIC INFORMATION (CONTINUED)


                                                              ADJUST-
                                                      UNITED  MENTS AND
                                     IRELAND  CANADA  STATES  ELIMINA   CONSOLI-
                                     $        $       $       TIONS     DATED
                                                              $         $
Year ended December 31, 1995

Sales to unaffiliated customers       16,519    9,098  4,679             30,296

Transfers between geographic areas      (210)  11,309    210   (11,309)
--------------------------------------------------------------------------------
TOTAL REVENUES                        16,309   20,407  4,889   (11,309)  30,296

--------------------------------------------------------------------------------
OPERATING PROFIT                       6,141    1,534    357        84    8,116

--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS                   27,737    5,598  2,995      (299)  36,031


Year ended December 31, 1994

Sales to unaffiliated customers       10,470    8,612    991             20,073

Transfers between geographic areas              5,950     40    (5,990)
--------------------------------------------------------------------------------
TOTAL REVENUES                        10,470   14,562  1,031    (5,990)  20,073

--------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)                4,753    2,091   (119)      131    6,856

Saville Systems PLC

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
    (Tabular information is in thousands of U.S. dollars, unless otherwise specified)

--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS           5,545     4,793     1,157     (1,638)     9,857


All of the sales to unaffiliated customers for Ireland are export sales for all periods presented. Of these export sales, sales to customers located in the United states accounted for 80.9%, 68.0%, and 68.5% for the years ended December 31, 1996, 1995 and 1994 respectively. Sales to customers located in Europe and Asia accounted for the balance of export sales for all periods presented.

Saville Systems PLC

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
     (Tabular information is in thousands of U.S. dollars, unless otherwise specified)


12. SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has contracts with certain customers which comprise a significant portion of consolidated revenues as follows:

--------------------------------------------------------------------------------
                                              YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                                 1996   1995   1994
AT & T Corporation                                35%    37%    28%

Billing Information Concepts Inc.                 12      -      -

Ameritech Communications Inc.                     11      -      -

AT&T Canada Long Distance Services Corp.           7     11     18

                                                   3     16     24
Energis Communications Limited
--------------------------------------------------------------------------------
                                                  68%    64%    70%
--------------------------------------------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist entirely of trade receivables. The Company sells its products to customers primarily in the telecommunications industry within North America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides an allowance for potential credit losses and such losses were not material during the periods reported.

The aggregate accounts receivable balances relating to the above customers totalled $9,860,000, $4,037,000, and $3,841,000 on December 31, 1996, 1995 and
1994 respectively.

The Company's cash and cash equivalents as at December 31, 1996 and 1995 include approximately $27,458,000 and $20,791,000, respectively, on deposit with one institution, the majority of which is invested in short-term commercial papers. The fair value is approximately equal to the cost of these instruments. Interest rates on these short term deposits range from 5 to 6%.


13. GOVERNMENT ASSISTANCE

The Company is eligible for government assistance in certain jurisdictions for certain expenditures incurred. The Company accrues and offsets these eligible grants against the related costs. The amounts included in income were $390,000 and $196,000 for the years ended December 31, 1996 and 1995 respectively.

                                 Exhibit Index
                                 -------------

         The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.                                          Description                                     Page
----------                                           -----------                                     ----
         *2.1      -       Contribution Agreement between the Registrant and certain
                           shareholders of the Registrant, dated as of September 27, 1995.

         *2.2      -       Stock Restriction and Contribution Agreement between Invoice
                           Systems (Canada), Inc. and the Registrant, dated as of September
                           27, 1995.

       ***2.3      -       Amended and Restated Contribution Agreement between the
                           Registrant, 29916746 Canada, Inc. and Columbia Saville Ireland
                           Investors, L.P., dated as of November 22, 1995.

         *3.1      -       Memorandum of Association of the Registrant.

         *3.2      -       Articles of Association of the Registrant.

         *4.1      -       Specimen Certificate for Ordinary Shares, $0.0025 par value, of the Registrant.

         *4.2      -       Deposit Agreement among the Registrant, The Bank of
                           New York, as Depositary, and the holders from time to
                           time of American  Depositary Shares issued thereunder
                           (including   as  an  exhibit  the  form  of  American
                           Depositary Receipt).

         *4.3      -       Amended and Restated Saville Systems Agreement among the
                           Registrant, Saville Systems Canada, Ltd., and Saville Systems
                           U.S., Inc., and the Shareholders thereof, dated as of August 2,
                           1994.

         *4.4      -       Amendment No. 1 to Amended and Restated Saville Systems
                           Agreement among the Registrant, Saville Systems Canada, Ltd.
                           and Saville Systems U.S., Inc., and the Shareholders thereof, dated as of September 27, 1995

        **4.5      -       Waiver and Amendment No. 2 to Amended and Restated Saville
                           Systems Agreement among the Registrant, Saville Systems
                           Canada, Ltd. and Saville Systems U.S., Inc. and the Shareholders
                           thereof, dated as of November 8, 1995.

     **4.6       -         Registration  Rights Agreement among the Registrant
                           and  certain  shareholders   thereof,   dated  as  of
                           November 8, 1995.

     *10.1+      -         Software Development and Support Agreement between the
                           Registrant and American Telephone and Telegraph Company,
                           dated as of January 1, 1994.

     *10.2+      -         Software Development and Support Agreement between Invoice
                           Systems, Inc., B.A. Saville & Associates Limited and Unitel
                           Communications Inc., dated as of February 24, 1993.

     *10.3       -         Letter Agreement between Invoice Systems, Inc., B.A. Saville &
                           Associates Limited and Unitel Communications Inc. dated
                           September 1, 1993.

     *10.4+      -         Software License Agreement between Invoice Systems, Inc., B.A.
                           Saville & Associates Limited and Unitel Communications Inc.,
                           dated as of February 24, 1993.

     *10.5+      -         Processing Services Contract between Saville Systems U.S., Inc.
                           and Frontier Communications of Rochester Inc., dated as of
                           September 15, 1994.

     *10.6       -         Master Services Agreement between Saville Systems U.S., Inc. and
                           Frontier Communications of Rochester Inc., dated as of September
                           15, 1994.

     *10.7+      -         Marketing and License Agreement between Saville Systems
                           Canada, Ltd. and Edmonton Telephones Corporation, effective as of January 1, 1992 and dated as of February 14, 1994.

     *10.8       -         Letters from Saville Systems Canada, Ltd. to the Legal Counsel and the Chief Financial Officer of Ed Tel, Inc. dated June 30, 1995 renewing the Marketing and License Agreement between Saville
                           Systems Canada, Ltd. and Edmonton Telephones Corporation.

     *10.9+      -         Core Processing Agreement between Saville Systems Canada, Ltd.
                           and Ed Tel, Inc., dated as of February 14, 1994.

     *10.10+     -         Agreement for Software System Development and Billing Services
                           between Saville Systems U.S., Inc., Saville Systems Canada, Ltd.
                           and Sprint Communications Company, L.P., dated as of March 1,
                           1993.

     *10.11      -         Software License Agreement between Saville Systems U.S., Inc.
                           Saville Systems Canada, Ltd. and Sprint Communications
                           Company, L.P., dated as of March 1, 1993.

     *10.12+     -         Agreement between Saville Systems U.S., Inc., Saville Systems
                           Canada, Ltd. and Spring International Communications
                           Corporation, dated as of April 19, 1993.

     *10.13+     -         Supply Agreement between the Registrant and Energis
                           Communications  Limited,  effective  as of October 8,
                           1994 and dated as of July 25, 1995.

     *10.14      -         Guarantee and Assignment between Saville Systems Canada, Ltd.
                           and Energis Communications Limited, dated July 25, 1995.

     *10.15      -         1995 Share Option Plan.

     *10.16(1)   -         Amended and Restated  Employment  Agreement between
                           the  Registrant  and  Bruce A.  Saville,  dated as of
                           August 2, 1994.

     *10.17(1)   -         Employment  Agreement  between the  Registrant  and
                           John J. Boyle, III, dated as of July 8, 1994, amended
                           as of January 31, 1995.

     *10.18      -         Sublease between Evered Bardon USA, Inc. and Saville Systems
                           U.S., Inc. dated December 1, 1994.

     *10.19      -         Lease Agreement between Barbican Properties Inc. and Saville
                           Systems Canada, Ltd. made as of May 1, 1995.

     *10.20      -         Letter Agreement between Barbican Properties Inc. and Saville
                           Systems Canada, Ltd. dated July 19, 1995.

     *10.21      -         Indenture between Orfus Investments and Saville Systems
                           Canada, Ltd. dated November 25, 1994.

     *10.22      -         Lease between Clybaun Construction Limited, Saville Systems
                           Ireland Limited, Saville Systems Canada, Ltd. and Anglo Irish
                           Bank Corporation PLC, dated April 27, 1994.

     *10.23      -         Deed between Saville Systems Ireland Limited and Clybaun
                           Construction Limited, dated April 27, 1994.

           *10.24     -    Lease between Clybaun Construction Limited, Saville Systems
                           Ireland Limited and Remington Fox Ireland Limited, dated July 1,
                           1994.

           *10.25     -    Promissory Note in the amount of $500,000 executed by Saville
                           Systems Canada, Ltd. in favor of 167818 Canada Ltd. (now
                           known as Grannarville Interest Group Ltd.), dated August 2,
                           1994.

           *10.26     -    Agreement between Saville Systems Ireland Limited, Saville
                           Systems Canada, Ltd. and Industrial Development Agency
                           (Ireland), dated June 9, 1995.

           *10.27+    -    Intellectual Property Purchase Agreement between the Registrant and Saville Systems Canada, Ltd. made as of July 1, 1993.

           *10.28(1)  -    Employment Letter Agreement between Saville Systems Ireland
                           Limited and Padraig W. Kenny, dated March 30, 1995.

           *10.29(1)  -    Employment Letter Agreement between Saville Systems U.S., Inc.
                           and Michael A. Shulist, dated February 21, 1995.

           *10.30(1)  -    Employment Letter Agreement between Saville Systems U.S., Inc.
                           and Marc J. Venator, dated March 22, 1995.

           *10.31(1)  -    Employment  Letter Agreement between the Registrant
                           and John J. Kiley, dated October 17, 1995.

          **10.32     -    Letter Agreement between Saville Systems
                           Canada, Ltd. and Ed Tel, Inc., dated
                           June 30, 1995.

          **10.33     -    Sublease Agreement between Saville Systems
                           U.S., Inc. and Boston Private Bank & Trust Company, dated
                           November 22, 1995.

          **10.34     -    1996 Employee Share Purchase Plan.

         ***10.35     -    Lease Agreement between Saville Systems Canada, Ltd. and
                           Orfus Investments, dated April 25, 1996.

         ***10.36     -    Indemnity Agreement between the Company and Orfus
                           Investments, dated April 25, 1996.



            11.1      -    Calculation of shares used in determining earnings per share.

           *21.1      -    List of Subsidiaries.

            23.1      -    Consent of Ernst & Young.

            24.1      -    Powers of Attorney (included on the signature page to this
                           Annual Report on Form 10-K).

            27.1      -    Financial Data Schedule.

--------------------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-97576).

** Incorporated herein by reference to the Company's Annual Report on Form 10- K for the year ended December 31, 1995.

***      Incorporated by reference to the Company's Registration
         Statement on Form S-1, as amended (File No. 333-04199).

 + Confidential treatment requested as to certain portions, which are omitted and filed separately with the Commission.