Form 10-Q
period 1997-03-31
SAVILLE SYSTEMS PLC
filed 1997-05-14
CIK 1001635

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Number of shares outstanding of the registrant's class of Ordinary Shares as of April 30, 1997 was 18,168,445.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION                     PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as at March 31, 1997 (unaudited)
          and December 31, 1996                                                3

         Consolidated Statements of Income for the three months ended          4
          March 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended      5
          March 31, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                6


Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             7-11



                           PART II - OTHER INFORMATION


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14


Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars)

                                                                                     March 31     December 31
                                                                                       1997          1996
                                                                                    (unaudited)
--------------------------------------------------------------------------------     --------      --------
ASSETS
Current
Cash and cash equivalents ......................................................     $ 27,935      $ 34,395
Marketable securities ..........................................................        8,000         1,000
Accounts receivable, less allowance for doubtful accounts
of  $1,120 and $756, respectively ..............................................       22,594        15,308
Prepaid expenses and other assets ..............................................        1,715         1,511

                                                                                       60,244        52,214
Property and equipment, net ....................................................        4,378         4,275

                                                                                     $ 64,622      $ 56,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ...............................................................        1,973         1,711
Accrued compensation and related benefits ......................................        2,193         2,704
Income taxes payable ...........................................................        3,283         2,910
Deferred revenue ...............................................................        3,801         1,420
Other current liabilities ......................................................          824           770
Current portion of long-term debt ..............................................         --              43

                                                                                       12,074         9,558


Minority interest ..............................................................          327           320

Shareholders' equity
Share capital ..................................................................           93            93
Additional paid-in capital .....................................................       29,019        27,778
Retained earnings ..............................................................       23,215        18,813
Cumulative translation account .................................................         (106)          (73)

                                                                                       52,221        46,611

                                                                                     $ 64,622      $ 56,489


See accompanying notes


Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME


 (in thousands of U.S. dollars, except per share data)


                                                                                    Three months ended
                                                                                   March 31    March 31
                                                                                     1997        1996
                                                                                  (unaudited)(unaudited)

REVENUE
Services .......................................................................   $ 16,515   $  9,032
License fees ...................................................................      3,615      1,523

                                                                                     20,130     10,555


EXPENSES
Cost of services ...............................................................      8,037      4,478
Cost of license fees ...........................................................         88         22
Sales and marketing ............................................................      1,202        637
Research and development .......................................................      1,481        860
General and administrative .....................................................      3,909      2,321

                                                                                     14,717      8,318


Income from operations .........................................................      5,413      2,237
Other income, net ..............................................................        354        243
Income before income taxes .....................................................      5,767      2,480

Provision for income taxes .....................................................      1,325        440

Income before minority interest ................................................      4,442      2,040
Minority interest share in subsidiaries' net income ............................         40         (2)

Net income .....................................................................   $  4,402   $  2,042

Net income per share ...........................................................   $   0.23   $   0.11

Weighted average share and share equivalents (in thousands) ....................     19,275     18,685


See accompanying notes


Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands of U.S. dollars)


                                                                                      Three months ended
                                                                                     March 31    March 31
                                                                                       1997        1996
                                                                                    (unaudited)(unaudited)
--------------------------------------------------------------------------------     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  4,402    $  2,042
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................        278         147
  Allowance for doubtful accounts ..............................................        370          75
  Minority interest in net income ..............................................         40          (2)
   Gain on sale of property and equipment ......................................        (19)       --
   Stock based compensation expense, net of related taxes ......................         60        --
Changes in operating assets and liabilities:
  Accounts receivable ..........................................................     (7,662)     (4,632)
  Prepaid expenses and other assets ............................................       (205)       (215)
  Accounts payable .............................................................        263         359
  Accrued compensation and related benefits ....................................       (512)       (113)
  Accrued royalties ............................................................       --          (163)
  Income taxes payable .........................................................        373         440
   Deferred revenue ............................................................      2,381        --
   Other current liabilities ...................................................         54         287

Net cash used in operating activities ..........................................       (177)     (1,775)


CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment .........................................       (391)       (428)
Purchase of marketable securities ..............................................     (7,000)       --

Net cash used in investing activities ..........................................     (7,391)       (428)


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt ....................................................        (43)        (13)
Proceeds from share issuances ..................................................        706        --
Public offering costs ..........................................................        (46)        (45)
Tax benefit on employee stock transactions .....................................        488        --

Net cash provided by (used in) financing activities ............................      1,105         (58)

Effect of exchange rate changes on cash ........................................          3         (12)


Net decrease in cash and cash equivalents ......................................     (6,460)     (2,273)
Cash and cash equivalents, beginning of period .................................     34,395      23,722

Cash and cash equivalents, end of period .......................................   $ 27,935    $ 21,449


  Supplement disclosure of cash flow information:
  Cash paid for interest .......................................................          3           6
  Cash paid for income taxes ...................................................        548        --

See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements at March 31, 1997.  (unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements are unaudited, except for the balance sheet dated as of December 31, 1996, and have been prepared by the Company in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended March 31, 1997 and 1996 and the financial position at March 31, 1997.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Net Income Per Share

The net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" (`SFAS 128'). SFAS 128 will be effective for the Company's year ending and quarter ending December 31, 1997. The Company has not determined the impact, if any, of SFAS 128 on its consolidated financial statements.

3.       Share Capital

The number of Ordinary Shares and Deferred Shares outstanding were 18,163,145 and 30,000, respectively at March 31, 1997 and 18,081,571 and 30,000, respectively at December 31, 1996. During the quarter ended March 31, 1997, the Company issued 81,574 Ordinary Shares to officers and employees for aggregate cash consideration of approximately $706,000.

Subsequent to March 31, 1997 the shareholders authorized an amendment to the Company's Memorandum and Articles of Association to increase the number of authorized Ordinary Shares from 40,000,000 to 75,000,000.


The following table summarizes the activity in Ordinary Share options from December 31, 1996 to March 31, 1997:

                        Number of Ordinary Share Options
               ---------------- ---------------- ----------------
                                  Available for     Unexercised       Weighted
                                     grant                         average price
                                                                     per share
Balance at December 31, 1996         2,692,232        1,500,916       $ 8.33

Options granted                     (1,056,210)       1,056,210        37.55
Options exercised                                       (81,574)        8.65
Options cancelled                       38,175          (38,175)       19.04

Balance at March 31, 1997            1,674,197        2,437,377       $20.85


A summary of Ordinary Share options outstanding as of March 31, 1997 is as follows:



Total Outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   Exercise Prices       Average           Average        March 31, 1997       Average
                                      Exercise Price      Remaining                         Exercise Price
                                                         Contractual                        of Exercisable
                                                       Life (in years)                         Options
           10,490           $  1.68      $  1.68             2.3               10,490            $  1.68
          402,807              2.40         2.40             2.8              402,807               2.40
          891,258      8.66 - 10.00         9.00             8.5              317,819               9.28
           34,091     15.00 - 26.63        17.40             8.8               20,757              16.33
        1,098,731     28.63 - 43.00        37.49             9.4               10,000              34.43
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        2,437,377   $  1.68 - 43.00      $ 20.85             7.9              761,873            $  6.06
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

Subsequent to March 31, 1997 the shareholders authorized an amendment to the Company's 1995 Share Option Plan to increase the number of shares authorized to be granted under the plan from 2,980,000 to 5,000,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report, the Audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

Revenue

Total revenue increased 90.7 % from $10.6 million in the three months ended March 31, 1996 to $20.1 million in the three months ended March 31, 1997. Both service and license fee revenue increased as described below.


Services revenue increased 82.8 % from $9.0 million in the three months ended March 31, 1996 to $16.5 million in the three months ended March 31, 1997. The increase was attributable primarily to more customized development performed for existing clients in both the AS/400 and UNIX development environments and, to a lesser extent, the amount of new client initial customization including requirement definitions.

License fees revenue increased 137.4 % from $1.5 million in the three months ended March 31, 1996 to $3.6 million in the three months ended March 31, 1997. Depending on the level of customization or enhancements required, license fees are recognized at time of delivery, or amortized over the expected term of initial customization. The license fee increase was attributable to increased license fee amortization on existing customization projects and on new installations in the United States and Europe.

Cost of Services

Cost of services increased 79.5 % from $4.5 million in the three months ended March 31, 1996 to $8.0 million in the three months ended March 31, 1997. As a percentage of services revenue, cost of services remained relatively constant in both periods, decreasing from 49.6 % in the period ended March 31, 1996 to 48.7 % in the same period in 1997. The overall increase in expenses was primarily due to additional personnel hired to support the increased volume of business. The number of personnel primarily responsible for consulting services increased 46.8% in the three months ended March 31, 1997 over the comparative period in 1996.

Cost of License Fees

Cost of license fees increased from $22,000 in the three months ended March 31, 1996 to $88,000 in the three months ended March 31, 1997. This increase was due to employee sales commissions earned on new license fee agreements.

Sales and Marketing

Sales and marketing expenses increased 88.7 % from $637,000 in the three months ended March 31, 1996 to $1.2 million in the three months ended March 31, 1997. This increase was primarily due to the Company's continued expansion of its sales force in the United States and Europe and the creation of a sales team to address the Latin American market. The Company anticipates that continued expansion of its sales force in North America and Europe and its intention to establish a stronger sales presence in Latin America and Asia Pacific will increase its sales and marketing expenses through the remainder of 1997 which may have an adverse effect on the Company's results of operations.

Research and Development

Research and development expenses increased 72.2 % from $860,000 in the three months ended March 31, 1996 to $1.5 million in the three months ended March 31, 1997. This increase was due to increased development efforts by the Company in creating new and enhanced billing and customer care products. The Company intends to continue to invest resources to expand its product offerings in the future and therefore expects that research and development expenses will continue to increase.

General and Administrative


General and administrative expenses increased 68.4% from $2.3 million in the three months ended March 31, 1996 to $3.9 million in the three months ended March 31, 1997. The increase was attributable to increased management and administrative salaries, recruitment, facilities and other expenses associated with the corresponding growth in the employee base and the expansion of the Company's business.


Other Income and Expenses

Other income, net of other expenses, increased 45.7% from $243,000 in the three months ended March 31, 1996 to $354,000 in the three months ended March 31, 1997. Increased interest income on increased cash and cash equivalents balances was the primary reason for the increase in other income. This was partially offset by foreign exchange losses experienced due to fluctuations in the Canadian and Irish currencies compared to the U.S. dollar.

Provision for Income Taxes

The Company recorded a tax provision of $440,000 in the three months ended March 31, 1996 representing an effective tax rate of 17.7%. Comparatively, a tax provision of $1.3 million was recorded in the three months ended March 31, 1997 representing an effective tax rate of 23.0%. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. The eligibility for the 10% tax rate is the reason that the Company's effective tax rate is below the Irish standard rate of 38% (36% effective April 1, 1997), and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.

Liquidity and Capital Resources

Cash and cash equivalents decreased $6.5 million from $34.4 million at December 31, 1996 to $27.9 million at March 31, 1997. This decrease was attributable to a $7.0 million increase in investments in short term marketable securities over the same period. On a combined basis, therefore, there was a $540,000 increase.


During the three months ended March 31, 1997, $177,000 of cash was used in operating activities representing a decrease of $1.6 million over the $1.8 million of cash used in the corresponding period in 1996. The major contributors to this change were the cash provided by a $2.4 million increase in net income and the $2.4 million increase in deferred revenue partially offset by the cash used by a $3.0 million increase in accounts receivable.


The Company used $391,000 to purchase fixed assets during the three months ended March 31, 1997. This represents a decrease of $37,000 over the corresponding period in 1996. The Company continues to make fixed asset investments for infrastructure to support its historical business growth and its anticipated needs in future fiscal periods. The Company expects to continue its fixed asset investments in the remainder of 1997 as the Company expands its locations worldwide.

During the three months ended March 31, 1997 the Company issued Ordinary Shares pursuant to exercises of options under the employee stock option plan for proceeds of approximately $706,000.

As of March 31, 1997 the Company had $22.6 million in net accounts receivable. The average days sales outstanding ("DSO") at March 31, 1997 was approximately 102 days as compared to approximately 110 at March 31, 1996. DSO is calculated based on the average daily sales of the immediately preceding three month period divided by the trade accounts receivable balance at the end of the period.


The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.


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


Although the Company has developed software for UNIX-based operating systems jointly with a Channel partner, the Company's billing and customer care software currently runs primarily on the IBM AS/400 platform which represents a leading platform for existing and new billing systems. If there should be a rapid shift away from the current use of the AS/400 platform by the telecommunications industry for billing, the Company would be required to expend substantial capital resources to develop new software and likely experience delays or losses in customer orders.


The Company's success will depend upon its ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and to permit it to meet the needs of new customers. The Company is currently devoting significant resources to refining and expanding its base software modules and to continuing the development of billing software that will operate on UNIX-based operating systems. If the Company were unable, due to resource, technological or other constraints, to adequately anticipate or respond to such changes, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held the 1997 Annual General Meeting of Shareholders (the "Annual Meeting) on April 24, 1997. At the Annual meeting, the following actions were taken.


1. The shareholders considered the audited accounts of the Company for the year ended December 31, 1996 and the Reports of the Directors and the Auditors thereon;

2. The  shareholders  re-elected John A Blanchard III, Brian E. Boyle,
Richard A. Licursi and John W. Sidgmore as Class II Directors of the Company, each to serve for a three year term. Holders of 18,158,654 Ordinary Shares, 18,158,654 Ordinary Shares, 18,158,654 Ordinary Shares and 18,158,654 Ordinary Shares voted for Messrs. Blanchard, Boyle, Licursi and Sidgmore, respectively;

3. The shareholders ratified the reappointment of Ernst & Young as the Company's independent auditors by a vote of 18,158,654 Ordinary Shares for, and zero Ordinary Shares against;

4. The shareholders authorized an amendment to the Company's 1995 Share Option Plan by a vote of 17,435,154 Ordinary Shares for,711,000 Ordinary Shares against and 12,500 Ordinary Shares not voting;

5. The shareholders authorized an amendment to the Company's Memorandum and Articles of Association and an increase in the number of Ordinary Shares that may be allotted by the Board of Directors to 75,000,000 Ordinary shares by a vote of 17,436,154 Ordinary Shares for, 710,000 Ordinary Shares against and 12,500 Ordinary Shares not voting;

6. The shareholders authorized the directors to determine the remuneration of the independent auditors by a vote of 18,158,654 Ordinary Shares for, and zero Ordinary Shares against; and

7. The  shareholders authorized  the  holding of the 1998  Annual  General
Meeting of the Company in North America by a vote of 18,158,654 Ordinary Shares for, and zero Ordinary Shares against.

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

                                                     SAVILLE SYSTEMS PLC
                                                     (Registrant)






Date:         May 13, 1997                      By:  /s/ John J. Boyle, III
     ---------------------------------------        ----------------------------
                                                    John J. Boyle, III
                                                    President & CEO





Date:         May 13, 1997                      By:  /s/ Christopher A. Hanson
     ---------------------------------------        ---------------------------
                                                    Christopher A. Hanson
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

                               SAVILLE SYSTEMS PLC
                                FORM 10-Q REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                INDEX TO EXHIBITS


Exhibit No.               Description                                       Page



10.1                      Amendment to 1995 Share Option Plan                 15

10.2                      Employment letter agreement with
                          Andrew Campbell dated November 12, 1996             16

10.3                      Employment letter agreement with
                          Christopher A. Hanson dated January 28, 1997        17


11.0                      Statement re:  Computation of Per Share             18
                                         Earnings

27.0                      Financial Data Schedule                             19