Form 10-Q
period 1997-06-30
SAVILLE SYSTEMS PLC
filed 1997-08-01
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


            |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

            |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|


Number of shares outstanding of the registrant's class of Ordinary Shares as of July 29, 1997 was 18,296,067.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION                     PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as at June 30, 1997 (unaudited)
          and December 31, 1996                                                3

         Consolidated Statements of Income for the three months                4
          and for the six months ended June 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended        5
          June 30, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)              6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             8-12


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    14


Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars, except share and per share amounts)

                                                                                      June 30       December 31
                                                                                        1997           1996
                                                                                     (unaudited)
--------------------------------------------------------------------------------      --------       --------
ASSETS

Current Assets:
  Cash and short-term investments ..............................................      $ 49,701       $ 35,395
  Accounts receivable, less allowance for doubtful accounts
  of $1,365 and $756, respectively .............................................        23,690         15,308
  Prepaid expenses and other assets ............................................         3,064          1,511

    Total current assets .......................................................        76,455         52,214
Property and equipment, net ....................................................         5,205          4,275

Total assets ...................................................................      $ 81,660       $ 56,489


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................................      $  2,665       $  1,711
  Accrued compensation and related benefits ....................................         3,547          2,704
  Income taxes payable .........................................................         4,828          2,910
  Deferred revenue .............................................................         8,792          1,420
  Accrued expenses and other liabilities ` .....................................         2,883            770
  Current portion of long-term debt ............................................           --              43


Total current liabilities ......................................................        22,715          9,558


Minority interest ..............................................................           383            320

Shareholders' equity:
Ordinary Shares, nominal value $0.0025 per share
  Authorized: 75,000,000 and 40,000,000
  Issued and outstanding: 18,296,067 (unaudited) and 18,081,571 ................            46             45
Deferred Ordinary Shares, nominal value(pound)1.00 per share
  Authorized, issued and outstanding: 30,000 ...................................            48             48
Additional paid-in capital .....................................................        29,911         27,778
Retained earnings ..............................................................        28,656         18,813
Cumulative translation account .................................................           (99)           (73)

  Total shareholders' equity ...................................................        58,562         46,611

Total liabilites and shareholders' equity ......................................      $ 81,660       $ 56,489

See accompanying notes


Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME


(unaudited)
(in thousands of U.S. dollars, except per share data)

                                                            Three months ended   Six months ended
                                                            June 30   June 30   June 30   June 30
                                                              1997      1996     1997       1996
---------------------------------------------------------   -------   -------   -------   -------

REVENUE
Services ................................................   $20,088   $10,237   $36,603   $19,269
License fees ............................................     5,405     2,068     9,020     3,591

                                                             25,493    12,305    45,623    22,860


EXPENSES
Cost of services ........................................     9,448     5,112    17,485     9,590
Cost of license fees ....................................       128        26       216        48
Sales and marketing .....................................     1,522       819     2,724     1,456
Research and development ................................     2,530     1,021     4,011     1,881
General and administrative ..............................     4,913     2,476     8,822     4,797

                                                             18,541     9,454    33,258    17,772


Income from operations ..................................     6,952     2,851    12,365     5,088
Other income, net .......................................       559       383       913       626

Income before income taxes ..............................     7,511     3,234    13,278     5,714
Provision for income taxes ..............................     1,995       597     3,320     1,037

Income before minority interest .........................     5,516     2,637     9,958     4,677
Minority interest share in subsidiaries' net income .....        75        75       115        73

Net income ..............................................   $ 5,441   $ 2,562   $ 9,843   $ 4,604

Net income per share ....................................   $  0.28   $  0.14   $  0.51   $  0.25

Weighted average share and share equivalents (in
thousands) ..............................................    19,566    18,892    19,421    18,788


See accompanying notes


Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands of U.S. dollars)

                                                                                     Six Months Ended
                                                                                   June 30     June 30
                                                                                    1997        1996
--------------------------------------------------------------------------------  --------    --------
                                                                                 (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  9,843    $  4,604
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................        600         318
  Allowance for doubtful accounts ..............................................        614         116
  Minority interest in net income ..............................................        115          73
   Gain on sale of property and equipment ......................................        (24)       --
   Stock based compensation expense, net of related taxes ......................         60        --
Changes in operating assets and liabilities:
  Accounts receivable ..........................................................     (8,997)     (2,715)
  Prepaid expenses and other assets ............................................     (1,555)       (280)
  Accounts payable .............................................................        955         533
  Accrued compensation and related benefits ....................................        843         465
  Accrued royalties ............................................................       --          (329)
  Income taxes payable .........................................................      1,918         104
   Deferred revenue ............................................................      7,371       1,129
   Accrued expenses and other liabilities ......................................      2,113         104

Net cash provided by operating activities ......................................     13,856       4,122


CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment .........................................     (1,525)     (1,203)
Net purchase of short-term investments .........................................    (18,059)     (5,000)

Net cash used in investing activities ..........................................    (19,584)     (6,203)


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt ....................................................        (43)        (26)
Proceeds from share issuances ..................................................      1,439       2,930
Public offering costs ..........................................................        (63)       (413)
Tax benefit on employee stock transactions .....................................        645        --

Net cash provided by financing activities ......................................      1,978       2,491

Effect of exchange rate changes on cash ........................................         (3)          9


Net (decrease) increase in cash and cash equivalents ...........................     (3,753)        419
Cash and cash equivalents, beginning of period .................................     34,395      23,722

Cash and cash equivalents, end of period .......................................     30,642      24,141


Short-term investments .........................................................     19,059       5,000

Cash and short-term investments ................................................   $ 49,701    $ 29,141


  Supplement disclosure of cash flow information:
  Cash paid for income taxes ...................................................        833         933
  Repayment of  note receivable from share issuance ............................       --          (100)


See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements at June 30, 1997.  (unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements are unaudited, except for the balance sheet dated as of December 31, 1996, and have been prepared by the Company in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended June 30, 1997 and 1996 and the financial position at June 30, 1997.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Net Income Per Share

The net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" (`SFAS 128'). SFAS 128 will be effective for the Company's quarter and year ending December 31, 1997.

The Company's pro forma earnings per share, giving effect to SFAS 128, would be as follows:


                                               Three months ended                 Six months ended
                                            June 30          June 30           June 30          June 30
                                             1997              1996             1997             1996
--------------------------------------- ---------------- ----------------- ---------------- ----------------
Pro forma basic earnings per share           $0.30            $0.15            $0.54             $0.26

Pro forma diluted earnings per share         $0.28            $0.14            $0.51             $0.25
--------------------------------------- ---------------- ----------------- ---------------- ----------------


3.       Share Capital


During the three and six month periods ended June 30, 1997, the Company issued 132,922 and 214,496 Ordinary Shares, respectively, to officers and employees pursuant to option exercises for aggregate cash consideration of approximately $733,000 and $1,439,000, respectively.


On April 24, 1997 the shareholders authorized an amendment to the Company's Memorandum and Articles of Association to increase the number of authorized Ordinary Shares from 40,000,000 to 75,000,000. The shareholders also authorized an amendment to the Company's 1995 Share Option Plan to increase the number of shares authorized to be granted under the plan from 2,980,000 to 5,000,000.

The following table summarizes the activity in Ordinary Share options from December 31, 1996 to June 30, 1997:

                                         Number of Ordinary Share Options
                              ---------------- ---------------- ----------------
                                 Available for      Unexercised      Weighted
                                     grant                         average price
                                                                     per share
Balance at December 31, 1996       2,692,232         1,500,916        $ 8.33

Increase in options available      2,020,000
 for grant
Options granted                   (1,228,210)        1,228,210         37.44
Options exercised                                     (214,496)         6.71
Options cancelled                     46,249           (46,249)        20.92

Balance at June 30, 1997           3,530,271         2,468,381        $22.72


During the three months ended June 30, 1997, 172,000, 132,922 and 8,074 of Ordinary Share options were granted, exercised and cancelled, respectively.


A summary of Ordinary Share options outstanding as of June 30, 1997 is as follows:


------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   Exercise Prices       Average           Average           June 30,          Average
                                      Exercise Price      Remaining            1997         Exercise Price
                                                         Contractual                        of Exercisable
                                                       Life (in years)                         Options
          341,685           $  2.40       $ 2.40             2.5             341,685            $ 2.40
          829,379      8.66 - 10.00         8.99             8.2             258,175              9.33
           32,425     15.00 - 26.63        17.44             8.6              20,091             16.43
        1,238,892     28.63 - 43.00        37.13             9.2              14,813             33.24
           26,000     43.50 - 52.50        47.25             9.9                -                 -
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        2,468,381     $2.40 - 52.50       $22.72             8.0             634,764            $ 6.39
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

4.       Contingency

On June 16, 1997 the Company received a letter from one of its clients purporting to terminate its agreements with Saville and alleging certain failures to perform by Saville. The client alleges damages of $12 million. Saville has categorically denied all of the client's allegations and has informed the client that its claims are without merit. There can be no assurance, however, as to the outcome of this dispute.

5.       Recently Issued Accounting Standards


In addition to SFAS 128, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 "Comprehensive Income" (`SFAS 130') and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (`SFAS 131'). SFAS 130 and SFAS 131 will be effective for the Company's December 31, 1998 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

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


Results of Operations

Revenue

Total revenue increased 107.2 % from $12.3 million in the three months ended June 30, 1996 to $25.5 million in the three months ended June 30, 1997, and increased 99.6 % from $22.9 million in the six months ended June 30, 1996 to $45.6 million in the six months ended June 30, 1997. Both services and license fees revenue increased as described below.

Services revenue increased 96.2 % from $10.2 million in the three months ended June 30, 1996 to $20.1 million in the three months ended June 30, 1997, and increased 90.0 % from $19.3 million in the six months ended June 30, 1996 to $36.6 million in the six months ended June 30, 1997. The increase was attributable primarily to additional development services for existing clients in both the AS/400 and UNIX development environments and, to a lesser extent, initial customization services for new clients, including requirement definitions.

License fees revenue increased 161.4 % from $2.1 million in the three months ended June 30, 1996 to $5.4 million in the three months ended June 30, 1997, and increased 151.2 % from $3.6 million in the six months ended June 30, 1996 to $9.0 million in the six months ended June 30, 1997. Depending on the level of customization or enhancements required, license fees are recognized at time of delivery, or recognized over the expected term of initial customization. The 1997 change was attributable to increased license fee recognition on existing customization projects and on new installations in the United States and Europe.


Cost of Services


Cost of services increased 84.8% from $5.1 million in the three months ended June 30, 1996 to $9.4 million in the three months ended June 30, 1997, and increased 82.3% from $9.6 million in the six months ended June 30, 1996 to $17.5 million in the six months ended June 30, 1997. As a percentage of services revenue, cost of services remained relatively constant in both periods, decreasing from 49.9% and 49.8 % in the three months and six months ended June 30, 1996 to 47.0% and 47.8 % in the same periods in 1997. The overall increase in cost of services was primarily due to additional personnel hired to support the increased volume of business. The number of personnel primarily responsible for consulting services increased 29.2% in the three months ended June 30, 1997 over the comparative period in 1996.


Cost of License Fees

Cost of license fees increased from $26,000 in the three months ended June 30, 1996 to $128,000 in the three months ended June 30, 1997, and increased from $48,000 in the six months ended June 30, 1996 to $216,000 in the six months ended June 30, 1997. This increase was due to employee sales commissions earned on new license fee agreements.

Sales and Marketing


Sales and marketing expenses increased 85.8 % from $819,000 in the three months ended June 30, 1996 to $1.5 million in the three months ended June 30, 1997, and increased 87.1 % from $1.5 million in the six months ended June 30, 1996 to $2.7 in the six months ended June 30, 1997. This increase was primarily due to the Company's expansion of sales efforts in the United States, Europe, Latin
American, and Asia Pacific. New sales offices in England and Singapore were established in the three months ended June 30, 1997. As well, an office was created shortly after the quarter end in Germany to address the central European market. The Company has also increased its advertising and promotional efforts during 1997. Global marketing, updating the corporate logo and attendance at various billing and customer care conferences represent the majority of the marketing expense increase. The Company anticipates that continued expansion of its sales efforts and emphasis on international marketing will increase its sales and marketing expenses through the remainder of 1997, which may have an adverse effect on the Company's results of operations.


Research and Development

Research and development expenses increased 147.8 % from $1.0 million in the three months ended June 30, 1996 to $2.5 million in the three months ended June 30, 1997, and increased 113.2 % from $1.9 million in the six months ended June 30, 1996 to $4.0 million in the six months ended June 30, 1997. The continued increase in research and development expenses in 1997 resulted primarily from costs associated with planned increases in personnel dedicated to development efforts in creating new and enhanced billing and customer care products for both the AS/400 and UNIX platforms. The Company intends to continue to invest resources to expand its product offerings in the future and therefore expects that research and development expenses will continue to increase.

General and Administrative

General and administrative expenses increased 98.4 % from $2.5 million in the three months ended June 30, 1996 to $4.9 million in the three months ended June 30, 1997, and increased 83.9 % from $4.8 million in the six months ended June 30, 1996 to $8.8 million in the six months ended June 30, 1997. Increases were experienced primarily in management and administrative salaries, recruitment expenses and facilities and other related expenses. The increase is attributable to growth in the internal systems and number of people necessary to support overall increases in the scope of the Company's operations.


Other Income, net

Other income, net, increased 46.0% from $383,000 in the three months ended June 30, 1996 to $559,000 in the three months ended June 30, 1997, and increased 45.8 % from $626,000 in the six months ended June 30, 1996 to $913,000 in the six months ended June 30, 1997. Increased interest income earned on larger cash and short-term investment balances was the primary reason for the increase in other income. Foreign exchange losses experienced due to fluctuations in the Canadian and Irish currencies compared to the U.S.

dollar were not significant in the three months ended June 30, 1997.

Provision for Income Taxes


The Company recorded a tax provision of $597,000 and $1.0 million in the three and six months ended June 30, 1996 representing effective tax rates of 18.5% and 18.1%, respectively. Comparatively, tax provisions of $2.0 million and $3.3 million were recorded in the three and six months ended June 30, 1997 representing effective tax rates of 26.6% and 25.0 %, respectively. The effective tax rate for the six months ended June 30, 1997 approximates the annual effective tax rate. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. The eligibility for the 10% tax rate is the reason that the Company's effective tax rate is below the Irish standard rate of 38% (36% effective April 1, 1997), and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $49.7 million at June 30, 1997 compared to $35.3 million at December 31, 1996. The portfolio is primarily invested in short-term securities (majority maturing within three to six months) and are predominantly in U.S. dollar denominated securities. The Company is investigating alternative investment vehicles to maximize the return earned on these short term investments.

The Company has no long-term debt or outstanding bank financing. The Company is currently investigating establishing a multi-currency line of credit to support cash and foreign currency management efforts.

During the six months ended June 30, 1997, $13.9 million of cash was provided by operating activities as the primary source of financing of the Company's growth. Operations provided cash through increased net income, deferred revenue (receipts in advance of recognition of revenues), and accrued and trade payables, offset by an increase in trade receivables, prepaid expenses and other assets.

The Company used $1.5 million to purchase capital assets during the six months ended June 30, 1997. The Company continues to make capital asset investments for infrastructure to support its business growth. The Company expects to continue its capital asset investments in the remainder of 1997 as the Company expands its locations worldwide.


During the six months ended June 30, 1997 the Company issued Ordinary Shares pursuant to exercises of options under the employee stock option plans and the employee stock purchase plan for proceeds of approximately $1.4 million.


As of June 30, 1997 the Company had $23.7 million in net accounts receivable. The average days sales outstanding ("DSO") at June 30, 1997 was approximately 85 days as compared to approximately 86 at June 30, 1996. DSO is calculated based on the average daily sales of the immediately preceding three month period divided by the net accounts receivable balance at the end of the period.

The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.

Foreign Currency Exposure

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars and Pounds Sterling. The impact of foreign currency translation has not been material to the Company's operations. As the Company expands its international operations, the foreign currency exposure may increase as sales may not be invoiced and paid in U.S. currency and operating expenses may be incurred in other than U.S. currency. This may have an adverse effect on the Company's results of operation.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's plans to expand its international sales presence, the Company's plans to continue to invest in research and development efforts, the Company's expectation that it will continue to make capital asset investments in 1997, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements through at least fiscal 1998, the possible adverse foreign currency exposure involved with international expansion, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

To date, a substantial portion of the Company's total revenues has been derived from a relatively small number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. A significant decrease in business from any of its major customers would have a material adverse effect on the Company's business, financial condition, and results of operations.

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


Although the Company has developed software for UNIX-based operating systems jointly with a distribution partner, the Company's billing and customer care software currently runs primarily on the IBM AS/400 platform which represents a leading platform for existing and new billing systems. If there should be a rapid shift away from the current use of the AS/400 platform by the telecommunications industry for billing, the Company would be required to expend substantial capital resources to develop new software and likely experience delays or losses in customer orders.


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

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On June 16, 1997 the Company received a letter from one of its clients, Billing Information Concepts, Inc. ("BIC"),purporting to terminate its agreements with Saville and alleging certain failures to perform by Saville. The client alleges damages of $12 million. Saville has categorically denied all of BIC's allegations and has informed BIC that its claims are without merit. There can be no assurance, however, as to the outcome of this dispute.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               11.0        Statement re:  Computation of Per Share Earnings

               27.0        Financial Data Schedule

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






Date:       July 31, 1997                       By:  /s/ John J. Boyle, III
     ---------------------------------------        ----------------------------
                                                    John J. Boyle, III
                                                    President & CEO





Date:        July 31, 1997                      By:  /s/ Christopher A. Hanson
     ---------------------------------------        ---------------------------
                                                    Christopher A. Hanson
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)