Form 10-Q
period 1997-09-30
SAVILLE SYSTEMS PLC
filed 1997-11-05
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


          |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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

Number of shares outstanding of the registrant's class of Ordinary Shares as of October 28, 1997 was 18,640,401. (Increases to 37,280,802 to give effect to stock split announced on October 28, 1997.)

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION                     PAGE
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as at September 30, 1997                  3
          (unaudited) and December 31, 1996

         Consolidated Statements of Income for the three months
          and for the nine months ended September 30, 1997
          and 1996 (unaudited)                                                 4

         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1997 and 1996 (unaudited)                              5

         Notes to Consolidated Financial Statements (unaudited)              6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9-14


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS



(in thousands of U.S. dollars, except share data amounts)


                                                                   September 30    December 31
                                                                      1997             1996
                                                                   (unaudited)

ASSETS

Current Assets:
  Cash and short-term investments ..............................      $ 56,528       $ 35,395
  Accounts receivable, less allowance for doubtful accounts
  of $1,760 and $756, respectively .............................        28,074         15,308
  Prepaid expenses and other assets ............................         3,100          1,511

    Total current assets .......................................        87,702         52,214
Property and equipment, net ....................................         7,179          4,275

Total assets ...................................................      $ 94,881       $ 56,489


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................      $  4,556       $  1,711
  Accrued compensation and related benefits ....................         5,126          2,704
  Income taxes payable .........................................         5,158          2,910
  Deferred revenue .............................................         5,442          1,420
  Accrued expenses and other liabilities .......................         2,781            813

Total current liabilities ......................................        23,063          9,558


Minority interest ..............................................           306            320

Shareholders' Equity:
Ordinary Shares, nominal value $0.0025 per share
  Authorized: 75,000,000 and 40,000,000

Issued and outstanding: 37,280,802 (unaudited)
  and 36,163,142 [note 2] ......................................            93             90
Deferred Ordinary Shares, nominal value(pound)1.00 per share
  Authorized, issued and outstanding: 30,000 ...................            48             48
Additional paid-in capital .....................................        36,534         27,733
Retained earnings ..............................................        34,940         18,813
Cumulative translation account .................................          (103)           (73)


Total shareholders' equity ...................................          71,512         46,611

Total liabilites and shareholders' equity ......................      $ 94,881       $ 56,489


See accompanying notes


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME


(unaudited)
(in thousands of U.S. dollars, except per share data)


                                                             Three months ended  Nine months ended
                                                             Sept.30   Sept.30   Sept.30   Sept.30
                                                               1997      1996      1997      1996
REVENUE
Services .................................................   $22,575   $12,051   $59,178   $31,320
License fees .............................................     6,006     2,696    15,026     6,287

                                                              28,581    14,747    74,204    37,607


EXPENSES
Cost of services .........................................    10,852     5,932    28,337    15,522
Cost of license fees .....................................       165       140       381       188
Sales and marketing ......................................     1,600       920     4,324     2,376
Research and development .................................     2,805     1,085     6,816     2,966
General and administrative ...............................     5,325     2,830    14,147     7,627

                                                              20,747    10,907    54,005    28,679


Income from operations ...................................     7,834     3,840    20,199     8,928
Other income, net ........................................       596       393     1,509     1,019

Income before income taxes ...............................     8,430     4,233    21,708     9,947
Provision for income taxes ...............................     2,096       910     5,416     1,947

Income before minority interest ..........................     6,334     3,323    16,292     8,000
Minority interest share in subsidiaries' net income ......        50        12       165        85

Net income ...............................................   $ 6,284   $ 3,311   $16,127   $ 7,915

Net income per share .....................................   $  0.16   $  0.09   $  0.41   $  0.21

Weighted average share and share equivalents (in
thousands) ...............................................    39,597    38,096    39,093    37,750


See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                                                      Nine Months Ended
                                                                                    Sept.30       Sept. 30
                                                                                      1996          1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................    $ 16,127     $  7,915
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................         975          530
  Allowance for doubtful accounts ..............................................       1,010          301
  Minority interest in net income ..............................................         165           85
   Loss on sale of property and equipment ......................................          54         --
   Stock based compensation expense, net of related taxes ......................          60         --
Changes in operating assets and liabilities:
  Accounts receivable ..........................................................     (13,777)      (7,247)
  Prepaid expenses and other assets ............................................      (1,592)        (258)
  Accounts payable .............................................................       2,372        1,004
  Accrued compensation and related benefits ....................................       2,422        1,092
  Accrued royalties ............................................................        --           (496)
  Income taxes payable .........................................................       2,248        1,058

   Deferred revenue ............................................................       4,022         --
   Accrued expenses and other liabilities ......................................       1,939          227

Net cash provided by operating activities ......................................      16,025        4,211

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment .........................................      (3,450)      (2,166)
Net purchase of short-term investments .........................................     (21,004)        --

Net cash used in investing activities ..........................................     (24,454)      (2,166)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from share issuances ..................................................       8,059        3,487
Share issue costs ..............................................................        (140)        (583)
Tax benefit on employee stock transactions .....................................         645         --

Net cash provided by financing activities ......................................       8,564        2,904

Effect of exchange rate changes on cash ........................................          (6)          10

Net increase in cash and cash equivalents ......................................         129        4,959
Cash and cash equivalents, beginning of period .................................      34,395       23,722

Cash and cash equivalents, end of period .......................................    $ 34,524     $ 28,681

Short-term investments .........................................................      22,004         --

Cash and short-term investments ................................................    $ 56,528     $ 28,681

Supplementary  disclosure of cash flow information:
Cash paid for income taxes .....................................................       2,600          936
Repayment of note receivable from share issuance ...............................        --           (100)



See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements at September 30, 1997.  (unaudited)


1.       Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended September 30, 1997 and 1996 and the financial position at September 30, 1997.


The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       Share Capital

On October 28, 1997 the Company announced that its Board of Directors has effected a two-for-one share split of the Company's Ordinary Shares by way of a share dividend. Shares will be distributed on or about November 17, 1997 to shareholders of record on November 7, 1997.

All references in these financial statements to number of shares, per share amounts and share option data have been restated to give effect to this share dividend for all periods presented. The number of Ordinary Shares outstanding at September 30, 1997 and December 31, 1996 has been retroactively increased from 18,640,401 and 18,081,571 to 37,280,802 and 36,163,142, respectively, to account for the split. The amount of Ordinary Share capital has been retroactively restated by an amount equal to $0.0025 par value times the increase in shares outstanding. Therefore, approximatedly $2,000 and $45,000 has been transferred from additional paid in capital to Ordinary Share capital for the periods ended September 30, 1997 and December 31, 1996, respectively.

During 1997 the shareholders authorized an amendment to the Company's Memorandum and Articles of Association to increase the number of authorized Ordinary Shares from 40,000,000 to 75,000,000. The shareholders also authorized an amendment to the Company's 1995 Share Option Plan to increase the number of shares authorized to be granted under the plan from 5,960,000 to 10,000,000.

During the three and nine month periods ended September 30, 1997, the Company issued 688,668 and 1,117,660 Ordinary Shares, respectively, to officers and employees pursuant to option exercises for aggregate cash consideration of approximately $6,620,000 and $8,059,000, respectively.

Saville Systems PLC

Notes to Consolidated Financial Statements at September 30, 1997.  (unaudited)


2.       Share Capital (continued)

The following table summarizes the activity in Ordinary Share options from December 31, 1996 to September 30, 1997:


                                                   Number of Ordinary Share Options
----------------------------------------------  ----------    ----------        ------

                                                Available for  Unexercised   Weighted
                                                   grant                   average price
                                                                            per share


Balance at December 31, 1996 ................    3,998,464     3,001,832    $    4.17

Increase in options available for grant .....    4,040,000
Options granted .............................   (2,547,420)    2,547,420        19.19
Options exercised ...........................   (1,117,660)                      7.22
Options cancelled ...........................      152,544      (152,544)       12.14

Balance at September 30, 1997 ...............    5,643,588     4,279,048    $   12.03

---------------------------------------------   ----------    ----------        ------

During the three months ended September 30, 1997, options to purchase 91,000, 688,668 and 60,046 Ordinary Shares were granted, exercised and cancelled, respectively.


A summary of Ordinary Share options outstanding as of September 30, 1997 is as follows:

------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   Exercise Prices       Average           Average        September 30,        Average
                                      Exercise Price      Remaining            1997         Exercise Price
                                                         Contractual                        of Exercisable
                                                       Life (in years)                         Options
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

          462,734           $  1.20       $ 1.20             2.3             462,734            $ 1.20
        1,473,088     4.33 -   5.00          4.51            8.0             841,078              4.52
           53,924      7.50 - 13.31         8.64             8.3               31,256             8.22
        2,172,302     14.06 - 21.50        18.51             8.9             311,880             18.67
           58,000     21.75 - 32.56        28.02             9.8                -                 -
           59,000     33.50 - 35.63        33.74             9.9                -                 -
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        4,279,048   $  1.20 - 35.63       $12.03             7.9            1,646,948           $ 6.34
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

3.       Net Income Per Share


The net income per share is computed based upon the weighted average number of Ordinary Shares and dilutive share equivalents outstanding. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" (`SFAS 128'). SFAS 128 will be effective for the Company's quarter and year ending December 31, 1997.

Saville Systems PLC

Notes to Consolidated Financial Statements at September 30, 1997.  (unaudited)


3.       Net Income Per Share (continued)



The Company's pro forma earnings per share, giving effect to SFAS 128, would be as follows:


                                               Three months ended                 Nine months ended
                                         September 30      September 30     September 30     September 30
                                             1997              1996             1997             1996
--------------------------------------- ---------------- ----------------- ---------------- ----------------

Pro forma basic earnings per share           $0.17            $0.09             $0.44            $0.22

Pro forma diluted earnings per share         $0.16            $0.09             $0.41            $0.21

--------------------------------------- ---------------- ----------------- ---------------- ----------------


4.       Contingency


On June 16, 1997 the Company received a letter from one of its clients purporting to terminate its agreements with Saville and alleging certain failures to perform by Saville. The client alleges damages of $12 million. Saville has categorically denied all of the client's allegations and has informed the client that its claims are without merit. There can be no assurance, however, as to the outcome of this dispute and as a result, no provision for any liability has been made in the financial statements.


5.       Subsequent Events

On October 6, 1997, the Company organized a wholly-owned subsidiary Saville C.I. Limited in the Channel Islands to hold short-term investments.


On October 23, 1997, the Company obtained a multi-currency operating line of credit of $15 million from a financial institution. This line of credit is available to the Company and its subsidiaries on a joint and several basis for a period ending August 31, 1999 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn on the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates.

A standby fee of 0.25% per annum is payable on the daily unused portion of the facility. The credit arrangement contains financial covenants relating to certain financial ratios. The financial institution has the right to register security over any outstanding balances if the covenants are not maintained. No advances have been drawn on this facility at September 30, 1997.



6.       Recently Issued Accounting Standards


In addition to SFAS 128, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 "Comprehensive Income" (`SFAS 130') and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (`SFAS 131'). SFAS 130 and SFAS 131 will be effective for the Company's December 31, 1998 year end. Other than that as disclosed in Note 3, Net Income Per Share, the Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General


The following information should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report, the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Results of Operations

Revenue

Total revenue increased 93.8% from $14.7 million in the three months ended September 30, 1996 to $28.6 million in the three months ended September 30, 1997, and increased 97.3% from $37.6 million in the nine months ended September 30, 1996 to $74.2 million in the nine months ended September 30, 1997. Both services and license fees revenue increased as described below.

Services revenue increased 87.3% from $12.1 million in the three months ended September 30, 1996 to $22.6 million in the three months ended September 30, 1997, and increased 88.9% from $31.3 million in the nine months ended September 30, 1996 to $59.2 million in the nine months ended September 30, 1997. The increase was attributable primarily to additional development services for existing clients in both the AS/400 and UNIX development environments and, to a lesser extent, initial customization services for new clients, including requirement definitions.


License fees revenue increased 122.8% from $2.7 million in the three months ended September 30, 1996 to $6.0 million in the three months ended September 30, 1997, and increased 139.0% from $6.3 million in the nine months ended September 30, 1996 to $15.0 million in the nine months ended September 30, 1997. Depending on the level of customization or enhancements required, license fees are recognized at time of delivery, or recognized over the expected term of initial customization. The 1997 increase was attributable to earning license fee revenue on customization projects commencing in late 1996 and new installations in the U.S. and Europe in 1997.



Cost of Services


Cost of services increased 82.9% from $5.9 million in the three months ended September 30, 1996 to $10.9 million in the three months ended September 30, 1997, and increased 82.6% from $15.5 million in the nine months ended September 30, 1996 to $28.3 million in the nine months ended September 30, 1997. As a percentage of services revenue, cost of services decreased slightly in both periods, decreasing from 49.2% and 49.6% in the three months and nine months ended September 30, 1996, respectively, to 48.1% and 47.9%, respectively, in the same periods in 1997. The overall dollar increase in cost of services was primarily due to additional personnel hired to support the increased volume of business, as well as costs incurred to train individuals under the Company's internally developed Accelerating Success education program. The number of personnel primarily responsible for consulting services increased 50.4% in the three months ended September 30, 1997 over the comparable period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Cost of License Fees


Cost of license fees increased 17.9% from $140,000 in the three months ended September 30, 1996 to $165,000 in the three months ended September 30, 1997, and increased 102.7% from $188,000 in the nine months ended September 30, 1996 to $381,000 in the nine months ended September 30, 1997. This increase was due to employee sales commissions earned on new license fee agreements.


Sales and Marketing


Sales and marketing expenses increased 73.9% from $920,000 in the three months ended September 30, 1996 to $1.6 million in the three months ended September 30, 1997, and increased 82.0% from $2.4 million in the nine months ended September 30, 1996 to $4.3 million in the nine months ended September 30, 1997. As a percentage of total revenue, sales and marketing expenses decreased marginally in both periods, decreasing from 6.2% and 6.3% in the three and nine months ended September 30, 1997, respectively, to 5.6% and 5.8%, respectively, in the same periods in 1997. The overall dollar increase was primarily due to the Company's expansion of sales efforts in the United States, Europe, Latin
American, and Asia Pacific. New sales offices in England and Singapore were established in the second quarter of the year. In the three months ended September 30, 1997, an office was opened in Germany to address the central European market. Increased global marketing, updating the corporate logo and attendance at various billing and customer care conferences represent the majority of the marketing expense increase. The Company anticipates that continued expansion of its sales efforts and emphasis on international marketing will increase its sales and marketing expenses through the remainder of 1997 and into 1998.


Research and Development

Research and development expenses increased 158.5% from $1.1 million in the three months ended September 30, 1996 to $2.8 million in the three months ended September 30, 1997, and increased 129.8% from $3.0 million in the nine months ended September 30, 1996 to $6.8 million in the nine months ended September 30, 1997. The continued increase in research and development expenses in 1997 resulted primarily from costs associated with planned increases in personnel dedicated to development efforts in creating new and enhanced billing and customer care products for both the AS/400 and UNIX platforms. The Company intends to continue to invest resources to expand its product offerings in the future and therefore expects that research and development expenses will continue to increase.

General and Administrative


General and administrative expenses increased 88.2% from $2.8 million in the three months ended September 30, 1996 to $5.3 million in the three months ended September 30, 1997, and increased 85.5% from $7.6 million in the nine months ended September 30, 1996 to $14.1 million in the nine months ended September 30, 1997. Increases were experienced primarily in management and administrative salaries, recruitment expenses and facilities and other related expenses. The increases were attributable to growth and development in the Company's internal systems and number of people necessary to support overall increases in the scope of the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Other Income, net


Other income, net, increased 51.7% from $393,000 in the three months ended September 30, 1996 to $596,000 in the three months ended September 30, 1997, and increased 48.1% from $1.0 million in the nine months ended September 30, 1996 to $1.5 million in the nine months ended September 30, 1997. Increased interest income earned on larger cash and short-term investment balances was the primary reason for the increase in other income. Foreign exchange losses experienced due to fluctuations in the Canadian and Irish currencies compared to the U.S. dollar were not significant in the three and nine months ended September 30, 1997.


Provision for Income Taxes


The Company recorded a tax provision of $910,000 and $1.9 million in the three and nine months ended September 30, 1996, respectively, representing effective tax rates of 21.5% and 19.6%, respectively. Comparatively, tax provisions of $2.1 million and $5.4 million were recorded in the three and nine months ended September 30, 1997, respectively, representing effective tax rates of 24.9% for both periods. The effective tax rate for the nine months ended September 30, 1997 approximates the annual effective tax rate. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The rate is not available for other types of income such as income earned by the Company on its cash investments. The eligibility for the 10% tax rate is the reason that the Company's effective tax rate is below the Irish standard rate of 36% (38% prior to April 1, 1997), and below the statutory rates of Canada and the United States. There can be no assurances that the Company will continue to be eligible for this 10% tax rate in future periods.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $56.5 million at September 30, 1997 compared to $35.4 million at December 31, 1996. The portfolio is primarily invested in short-term securities (majority maturing within three to six months) and are predominantly in U.S. dollar denominated securities. On October 6, 1997, the Company incorporated the wholly-owned subsidiary Saville C.I. Limited in the Channel Islands to maximize the return earned on these short term investments in future periods.


Subsequent to September 30, 1997, the Company established a $15 million multi-currency line of credit to support cash and foreign currency management efforts. This line of credit is available to the Company and its subsidiaries on a joint and several basis. The facility bears interest at rates varying from 0.25% to 1% above the base rate which includes the Canadian U.S. Dollar Base Rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. No advances have been drawn of this facility to date.

During the nine months ended September 30, 1997, $16.0 million of cash was provided by operating activities as the primary source of financing the Company's growth. Operations provided cash through increased net income, deferred revenue (receipts in advance of recognition of revenues), and accrued and trade payables, offset by an increase in trade receivables, prepaid expenses and other assets.


The Company used $3.5 million to purchase capital assets during the nine months ended September 30, 1997. The Company continues to make capital asset investments for infrastructure to support its business growth in existing and new locations. The Company expects to continue its capital asset investments in the remainder of 1997 and 1998 as the Company expands its locations worldwide.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


During the nine months ended September 30, 1997 the Company issued Ordinary Shares pursuant to exercises of options under the Company's 1995 Share Option Plan and the 1996 Employee Share Purchase Plan for proceeds of approximately $8.1 million.

On October 28, 1997 the Company announced that its Board of Directors has effected a two-for-one share split of the Company's Ordinary Shares by way of a share dividend. Shares will be distributed on or about November 17, 1997 to shareholders of record on November 7, 1997. No additional proceeds will be received on the dividend date and any costs associated with the share dividend will be capitalized as a reduction of additional paid-in capital.

As of September 30, 1997 the Company had $28.1 million in net accounts receivable. The average days sales outstanding ("DSO") at September 30, 1997 was approximately 90 days as compared to approximately 94 at September 30, 1996. DSO is calculated based on the average daily sales of the immediately preceding three month period divided into the net accounts receivable balance at the end of the period.


The Company believes that existing cash balances, funds generated by operations and the availability of the $15 million line of credit will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.

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

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's plans to expand its international sales presence, the Company's plans to continue to invest in research and development efforts, the Company's expectation that it will continue to make capital asset investments in 1997 and 1998, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

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

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On June 16, 1997 the Company received a letter from one of its clients, Billing Information Concepts, Inc. ("BIC"), purporting to terminate its agreements with Saville and alleging certain failures to perform by Saville. The client alleges damages of $12 million. Saville has categorically denied all of BIC's allegations and has informed BIC that its claims are without merit. There can be no assurance, however, as to the outcome of this dispute.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


              10.0 Lease agreement between Saville Systems PLC and Clybaun Construction Limited dated May 26, 1997.

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

                                                     SAVILLE SYSTEMS PLC
                                                     (Registrant)


Date:  November 5, 1997                     By:      /s/ John J. Boyle, III
                                                    ----------------------------
                                                        John J. Boyle, III
                                                        President & CEO




Date:  November 5, 1997                      By:      /s/ Christopher A. Hanson
                                                     ---------------------------
                                                         Christopher A. Hanson
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer)