Form 10-K
period 1997-12-31
SAVILLE SYSTEMS PLC
filed 1998-03-26
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1997

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               011-353-9-152-6611
   (Registrant's telephone number, including area code from the United States)

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:


   American Depository Shares, Representing Ordinary Shares, $0.0025 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |x|

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $1,814,679,772 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 16, 1998.

Number of shares outstanding of the registrant's class of Common Stock as of March 16, 1998 was 35,322,234.

Documents incorporated by reference:
Proxy Statement for the 1998 Annual Meeting of Shareholders - Part III

                                                                PART I

ITEM 1.           BUSINESS



GENERAL

Saville Systems PLC (together with its subsidiaries, "Saville" or the "Company") provides innovative, convergent customer care and billing solutions to service providers in the global telecommunications industry. Saville's customer care and billing solution, Convergent Billing Platform ("CBP")(TM), is available on both DB2/400 and Oracle/UNIX platforms, and is designed to enable service providers to bring new service offerings to the market quickly, and to bill accurately and reliably for multiple services on one integrated invoice.

Saville offers its customers a full range of professional services. Saville assists each customer in defining their requirements and then designs, develops and implements a cost-effective customer care and billing solution. The customer can either license the solution from Saville or have the solution operated in a Company operated service bureau. In 1997, the Company introduced facilities management services for customers who contract with Saville to manage the operation of the licensed solution on customer-owned hardware. The Company usually serves as a billing partner for its customers by implementing new systems as the customer enters new service categories or geographic markets, and by further developing and enhancing the customer's installed systems in response to changes in the customer's service offerings, marketing strategies and network technology. During 1997, the Company established direct sales offices for Western and Central Europe, Latin America and the Asia Pacific region and created several strategic marketing alliances, including with Lucent Technologies, Cap Gemini and Coopers & Lybrand.

Saville has developed, and continuously refines, its sophisticated base software applications, which it customizes to meet the current and evolving requirements of its customers. During 1997, the Company had two major platform releases of CBP. The first was in July 1997 for CBP on the DB2/400 platform and the second was the release of the Company's UNIX-based product, CBP for Oracle in December 1997.

The Company's solutions are designed to operate in a multi-service environment, capable of billing local exchange, long distance, wireless (cellular, paging, satellite and Personal Communications Services ("PCS")) and data telecommunications services. These systems are designed to support the discrete service offerings of large telecommunications service providers, or to serve as and billing systems of emerging and medium-sized service providers. In addition, during 1997 the Company executed its first contract to provide a convergent billing system to a customer in the energy industry.

In February 1998, the Company signed a letter of intent to purchase the assets of BHA Computer Pty Ltd., an Australian telecommunications software company, for approximately $20 million. The transaction will be accomplished in part through the payment of cash and in part through the issuance of Ordinary Shares. The Company also purchased an interconnect telecommunications software product from Cap Gemini Sverige A.B., a Swedish company ("Cap Gemini Sverige") for approximately $2.0 million in cash and a commitment of at least $2.0 million in royalties to be paid over the next two years.

The Company was incorporated in the Republic of Ireland in June 1993 as Saville Systems Ireland Limited, a private limited company. On November 9, 1995, the Company was re-registered as a public limited company and changed its name to Saville Systems PLC. Unless the context otherwise requires, references to the "Company" or "Saville" are to Saville Systems PLC and it's consolidated subsidiaries. The Company's principal executive office is located at IDA Business Park, Dangan, Galway, Ireland, and its telephone number from the United States is (011) 353-9-152-6611. The address of the Company's North American headquarters is 1 Van de Graaff Drive, Burlington, MA 01803, and its telephone number is (781) 270-6500.



INDUSTRY BACKGROUND

The Telecommunications Industry

The Telecommunciations Act of 1996 (the "Telecommunications Act") has increased competition in the U.S. telecommunications services market by allowing local, long distance and cable companies to offer competing services, provided they meet specified regulatory benchmarks. Many service providers are competing by offering multiple services, including combinations of local exchange, long distance, wireless (cellular, paging, satellite and PCS) and data communications services, to customers in a single geographic market. New service-based technologies have substantially increased the complexity and variety of telecommunications services, as providers seek to compete and differentiate themselves with enhanced telecommunications service offerings.

Internationally, privatization and telecommunications liberalization are resulting in increased international competition and the emergence of newly authorized telecommunications service providers. When new markets are opened to competition, local and emerging service providers within these markets typically compete for market share with more established carriers, initially by providing access to service and then by providing competitive prices and introducing new features and services. In addition, technological advances and global expansion by multinational service providers are opening markets in less developed countries to enhanced telecommunications services and increased competition.

These trends have created the need for sophisticated and flexible customer care and billing solutions. Telecommunications service providers can compete only if they are able to efficiently and accurately bill their customers for the varied services and features they provide.


Telecommunications Customer Care and Billing

Telecommunications customer care and billing involves end to end customer management including customer acquisition, service initiation and collecting and pricing customer telecommunications usage in order to generate residential and business telephone invoices for local, long distance and wireless service. Customer care and billing systems typically interact with most aspects of the telecommunications network and generally incorporate data collection, processing and invoice generation. The billing function continues to evolve from primarily a service support function to a revenue enhancement tool used to differentiate services. Within the regulated local exchange market, customer care and billing systems support features made available by new switching technologies such as caller ID, call waiting and voice mail. The rapid pace of technological change coupled with the emphasis on time to market for new services and features places a significant burden on the telecommunications service provider to install and to modify its customer care and billing system quickly to adapt to technological advances. This has created significant demand for software that can perform a variety of functions in a timely, accurate, cost-effective manner for a multiple of services.

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

Many emerging and telecommunications service providers lack customer care and billing systems. One of the primary challenges that these newer service providers face is to bring new services to market quickly. They typically focus their capital resources on developing networking and switching technologies and on creating marketable services rather than on creating customer care and billing systems. These providers typically seek external customer care and billing solutions because efficient, flexible customer care and billing solutions are often too costly and time consuming to develop internally.


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

     Reducing costs of development, implementation, operation and enhancement of core systems
     Reducing time to market for new services and features
     Improving marketing and planning through better customer information Enhancing customer retention by providing accurate and useful information to customers

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

In order to meet the significant technological challenges in developing, implementing, and supporting telecommunications customer care and billing software, as of December 31, 1997, 893 of Saville's 1,024 employees were involved primarily with these activities. The experience and expertise of Saville's personnel enable Saville to provide customer care and billing solutions for the varied requirements of the Company's global client base, which includes local exchange, long distance and wireless service providers, as well as providers of other specialty applications, such as data communications and audio- and videoconferencing services. The Company has developed relationships with customers ranging from small service providers to industry leaders such as AT&T, Sprint, Ameritech and GTE. Based on its experience with these customers, the Company believes that it is a leader in providing customer care and billing software systems for medium-sized telecommunications service providers as well as to large telecommunications service providers that utilize the Company's software and services to support new market expansions or as an integral component of a larger customer care and billing system.


STRATEGY

The Company's objective is to be a market leader in providing customer care and billing solutions to the global telecommunications industry. The critical elements of the Company's strategy include:

Develop and Maintain Long-Term Customer Relationships. Saville seeks to establish and maintain long-term working relationships with its customers, which enable the Company to gain an ongoing understanding of customer needs. The implementation of features that meet these needs makes the Company's customer care and billing soltuion a critical component of the customer's service offering. This customer-driven focus is key to creating a loyal customer base and providing product direction. Approximately 54% of the services revenue recognized during the year ended December 31, 1997 was derived from services to customers existing in the previous year compared to 69% in the year ended December 31, 1996.

Focus on Growth-Oriented Telecommunications Service Providers and Leverage Existing Multi-Market Experience. The Company's marketing emphasis is on two types of telecommunications service providers. First, the Company focuses on existing providers who are either replacing their older customer care and billing systems, augmenting their existing systems to support new features and services or adding new customer care and billing systems to enable them to expand into new geographic markets. Second, the Company focuses on emerging providers that offer new types of services such as PCS or that are entering existing service markets newly opened to competition. These emerging providers require sophisticated and flexible customer care and billing solutions like the Company's that can be deployed on a timely and cost-effective basis. In addition, as the telecommunications industry continues to evolve, with individual providers offering more diverse services, these providers require increasingly flexible customer care and billing systems. The Company believes that its experience in providing customer care and billing services to multiple markets within the telecommunications industry, including local exchange, long distance and wireless, provides it with a significant competitive advantage. The Company also believes that this experience will allow it to offer convergent billing and customer care systems in the energy industry, having executed its first contract with an energy company in 1997.

Expand Direct Sales and Develop Strategic Relationships. The Company continues to invest significantly in the development of a direct sales force and sales support organization to focus on new customer opportunities around the world. During 1997, the Company established direct sales offices for Western and Central Europe, Latin America and the Asia Pacific region. The Company is also seeking to create additional strategic distribution and marketing alliances as a means of expanding new business opportunities and entering new markets. During 1997, the Company entered into several strategic marketing alliances with Lucent Technologies, Cap Gemini and Coopers & Lybrand.

Support Leading Hardware Platforms. Saville intends to continue to develop and support software for the IBM AS/400 platform and also hardware platforms using vendor variants of this operating system which are widely used throughout the telecommunications industry and which the Company believes will continue to be leading platforms for telecommunications billing systems. During 1997, the Company had two major platform releases of CBP. The first was in July 1997 for CBP on the DB2/400 platform and the second was the release of the Company's UNIX-based product, CBP for Oracle, in December 1997.

Develop or Acquire Complementary Customer Applications. The Company's long-term strategy includes the expansion of its product offerings to include software applications complementary to the customer care and billing system. The Company intends to use internal research and development and strategic acquisitions of complementary technologies and skill sets to meet these goals. For example, the Company continues to modify its software to expand the number of features available in its products. The Company expects that this effort will continue to reduce the amount of customization required to meet specific customer needs and enable customers to initiate services more rapidly. In addition, in February 1998, the Company signed a letter of intent to purchase the assets of BHA Computer Pty Ltd., an Australian company that develops and markets customer care and billing systems. Also in February 1998, the Company purchased an interconnect telecommunications software product from Cap Gemini Sverige. To the extent the Company successfully expands its suite of software products, the Company believes that it can take advantage of its established position in the customer care and billing systems market and leverage its existing customer accounts and distribution channels to promote the sale of new product offerings.


PRODUCTS AND SERVICES

The Company's primary business is the development and subsequent delivery and support or operation of customer care and billing solutions to meet its customers' specific needs. Due to the flexibility inherent in the Company's software and the expertise of its software development personnel, the Company is able to develop solutions that allow service providers to offer a wide variety of services as well as collect, process and bill for multiple services on a single invoice.

The Company's customer relationships typically begin with the Company providing, primarily on a time and materials basis, system analysis and design, customization and installation services. After the system is in operation, the Company continues the relationship by providing upgrading, ongoing system management and system enhancement to accommodate new telecommunications services and technologies. The customer can choose either to operate the customer care and billing system directly, resulting in a license fee to the Company, or to retain the Company to perform all or a substantial part of the customer's customer care and billing operations in a Company-maintained service bureau, resulting in ongoing processing fees. The customer can also choose a facilities management option, whereby Saville manages the operations of the customer care and billing solution on customer-owned hardware, on Company premises.


Software Products
In order to satisfy the evolving challenges of the converging telecommunications market, Saville has refined its CBP solution into six integrated modules that offer integrated sales & marketing, customer care, service delivery, billing and receivables management. The integrated modules support the key customer asset management process from end to end. The Company's software makes use of table and parameter driven software, which allow many key functions to be changed without reprogramming the software code. In February 1998, the Company purchased an interconnect telecommunications software product from Cap Gemini Sverige. The interconnect product allows telecommunications service providers to perform carrier-to-carrier billing and verification.


Services
Saville provides development and enhancement services to its customers primarily on a time and materials basis. The Company typically begins its relationship with a customer by assisting the customer to develop a business case definition and needs analysis and then working with the customer to design, develop and implement customizations to the core software to meet those specific customer needs. The Company continues its relationship with the customer through ongoing development, maintenance, training, systems analysis and further enhancements of installed systems to accommodate new products and technologies.


Service Bureaus
Customers may elect to contract with the Company to operate their customer care and billing solution in a Company-maintained service bureau. In a typical service bureau arrangement, the Company develops the customer's customer care and billing solution and installs it in one of the Company's technical data centers. The customer then transmits its customer usage data to the Company, or the Company obtains the information directly from the switch. In either case, the Company processes and rates the information using the customer care and billing system developed for the customer and then either (i) transmits the processed and rated information to a third party or the customer for printing and mailing or, less frequently, (ii) prints and mails the invoice.

Customers are charged a negotiated fee for utilizing the Company's service bureaus. This fee is typically comprised of a charge per invoice produced and a charge per call based on the amount and type of information contained in the bill's call detail record.

Customer Support
The Company has technical support facilities in Canada and the Republic of Ireland. The Company is expanding its customer service and support capabilities to provide technical support to its customers on a 24-hour per day, 7-day per week basis. The Company believes that it is essential to provide a high level of reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by its customers.


CUSTOMERS

The Company provides its software and services to a range of telecommunications service providers, including those providing local exchange, long distance, wireless, and audio- and video-conferencing services. The Company's typical customers are medium-sized telecommunications service providers that require complete customer care and billing systems and large service providers that require the Company's software and services to support new market expansions or as integral components of larger customer care and billing systems. In 1997, the Company entered into its first agreement with a customer in the energy industry.

During 1997, AT&T and GTE Communications represented approximately 22.7% and 13.3%, respectively, of the Company's total revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of the Company's major customers has a significant obligation to purchase additional products or services. Therefore, there can be no assurance that any of the Company's major customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. A significant decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition. Additionally, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

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

The Company generally enters into invention and non-disclosure agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work.


RESEARCH AND DEVELOPMENT

Prior to 1994, Company software was developed for customer applications, and related expenses were included as part of cost of services in those periods. In 1994, the Company commenced internally funded research and development efforts. Research and development expenses were $1.6 million, $4.2 million and $10.1 million in 1995, 1996 and 1997, respectively. During 1997, the Company had two major platform releases of CBP. The first was in July 1997 for CBP on the DB2/400 platform and the second was the release of the Company's UNIX based product, CBP for Oracle TM in December 1997. The Company intends to continue to increase its investment in research and development efforts in the future.

The Company is currently reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. The Company's released software products are currently year 2000 ready, and therefore the Company does not believe that it will need to undertake material research and development efforts in this regard.

EMPLOYEES

As of December 31, 1997, the Company employed a total of 1,024 employees including 24 involved in sales and marketing and related services, 893 in consulting, implementation and client support services and 107 in management, finance, human resources and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of the current executive officers of the Company.


         Name                        Age     Position

         Bruce A. Saville            53      Chairman of the Board of Directors
         John J. Boyle, III          51      President, Chief Executive Officer
                                               and Director
         Marc J. Venator             41      Chief Operating Officer
         John J. Kiley               42      Senior Vice President, Global
                                               Sales and Marketing
         Michael A. Shulist          42      Senior Vice President, Global
                                               Consulting Services
         Christopher A. Hanson       39      Chief Financial Officer
         Andrew Campbell             36      Senior Vice President Global
                                               Products

Mr.Saville founded the Company in 1982 and served as the Company's President and Chief Executive Officer until becoming the Company's Chairman of the Board of Directors in August 1994. Mr.Saville will resign as the Company's Chairman effective April 1, 1998.

Mr. Boyle has served as the Company's President and Chief Executive Officer since August 1994 and will also serve as the Company's Chairman of the Board of Directors commencing April 1, 1998. From 1981 to August 1994, Mr. Boyle served in various management positions with CSC Intelicom, a global supplier of information technology, most recently as Senior Vice President of Work Process/Network Practice.

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

Mr. Shulist has served as Senior Vice President, Global Consulting Services of the Company since March 1995. From June 1991 to March 1995, Mr. Shulist served in various positions with AT&T Canada Long Distance Services Corp., a long distance provider in Canada, most recently as Vice President of Customer and Network Maintenance.

Mr. Hanson has served as Saville's Chief Financial Officer since March 1997. From November 1991 to March 1997, Mr. Hanson was in charge of tax and treasury operations at System Software Associates, Inc. most recently serving as its Treasurer.

Mr. Campbell has served as Senior Vice President of Research and Development of the Company since January 1997. From February 1990 to December 1996, Mr. Campbell served in various positions with BHA Computer, an Australian-based developer of customer care and billing software, most recently as the General Manager for the company's projects division.

Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.



ITEM 2.           PROPERTIES

The Company leases space at its office locations: The Galway office is the Company's corporate headquarters and is used for sales and marketing, software development and customer support. The Burlington office is the North American headquarters and is primarily used for sales and marketing, corporate development and finance. The Edmonton and Toronto locations are primarily used for software development, customer support and service bureau operations. The Company and its subsidiaries also lease additional sales offices in Miami, Florida, Bracknell, UK, Wiesbaden, Germany and Singapore, Singapore.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

The following shows information concerning the Company's significant leased facilities:

Location                      Square Footage             Lease Expiration
Galway, Ireland                    4,000                    April 1, 2014
Galway, Ireland                   21,966                    April 1, 2017
Burlington, Massachusetts         12,417                    July 31, 2002
Edmonton, Alberta                 80,115                    June 30, 2001
Edmonton, Alberta                 34,374                December 31, 2002
Toronto, Ontario                  32,874                 January 31, 2005
Toronto, Ontario                  51,802                    June 30, 2005
Toronto, Ontario                  14,400                    June 30, 2006

ITEM 3.           LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Extraordinary General Meeting of Shareholders ( "the Meeting") on October 23, 1997. At the Meeting, the following actions were taken (the number of shares has been retroactively adjusted for the two-for-one share dividend in November, 1997):

         1. By a vote of 32,207,648 shares for, 4,746,924 shares against and 311,350 shares abstaining, the shareholders passed a special resolution to, among other things:

                  (a) authorize an increase in the Company's  authorized share capital by US $87,500 divided into 35,000,000 Ordinary Shares of US$0.0025 each;

                  (b) authorize an amendment to the Articles of  Association  of the Company to document the increase in share capital described above; and

                  (c) authorize the Directors of the Company to exercise all the powers of the Company to allot, free of shareholders' preemptive rights, securities of an aggregate nominal amount of US $140,900.36 during the period expiring on October 22, 2002.

         2. By a vote of 36,913,054 shares for, 38,538 shares against and 314,330 shares abstaining, the shareholders passed a special resolution to, among other things, authorize an amendment to the Articles of Association of the Company to authorize the Directors of the Company, without shareholder approval, to capitalize reserves of the Company for the purpose of issuing paid up Ordinary Shares of the Company to the holders of the Company's outstanding Ordinary Shares as the Directors of the Company determine to be appropriate.

         3. By a vote of 25,340,004 shares for 11,614,368 shares against and 311,550 shares abstaining, the shareholders authorized an amendment to the Company's 1995 Share Option Plan increasing from 5,780,000 to 10,000,000 the number of Ordinary Shares, nominal value US $0.0025 per share, reserved for issuance under the Plan.

                                     PART II


 ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS


MARKET INFORMATION AND HOLDERS

American Depositary Shares ("ADSs") representing the Ordinary Shares of the Company have been traded on the Nasdaq National Market under the symbol "SAVLY" since November 16, 1995. Each ADS represents one Ordinary Share of the Company. Prior to November 16, 1995, neither the ADSs nor the Company's Ordinary Shares were publicly traded. Neither the ADSs nor the Ordinary Shares of the Company are traded on any market, foreign or domestic, other than the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices of the ADSs as reported on the Nasdaq National Market, retroactively adjusted for a two-for-one stock split in the form of a 100% share dividend in November 1997.


                                                             1997
                                                      High           Low

First Quarter                                         $21.73        $14.06

Second Quarter                                         26.25         13.56

Third Quarter                                          37.88         25.63

Fourth Quarter                                         41.50         28.00


                                                             1996
                                                      High           Low
First Quarter                                         $ 9.50        $ 6.93

Second Quarter                                         17.37          9.31

Third Quarter                                          18.50          9.00

Fourth Quarter                                         23.93         16.50



The depositary for the American Depositary Receipts ("ADRs") representing the ADSs is the Bank of New York (the "Depositary"), 48 Wall Street, New York, New York 10286. On March 2, 1998, the Company had approximately 15 holders of Ordinary Shares of record. The Bank of New York, as Depositary, is the holder of record of the Ordinary Shares evidenced by ADSs. On March 2, 1998, the closing price of the Company's ADSs on the Nasdaq National Market was $45.50.

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

TAXATION

The statements of United States, Irish and Canadian tax laws set out below are based on the laws, regulations, administrative rulings and practices of the United States Internal Revenue Service (the "IRS"), the Revenue Commissioners of Ireland and Revenue Canada in force and as interpreted by the relevant taxation authorities as of December 31, 1997 and are subject to any changes in United States, Irish or Canadian law, or in the interpretation thereof by the relevant taxation authorities, or in the double taxation conventions between the Republic of Ireland and the United States (the "Conventions") (the Conventions were ratified in 1997 and 1951) and between the Republic of Ireland and Canada, occurring after such date.

The following is a general summary of certain Republic of Ireland and United States federal income tax consequences of the purchase, ownership and disposition of ADSs evidenced by ADRs to U.S. Holders. For purposes of this discussion, a "U.S. Holder" means an individual citizen or resident of the United States for United States federal income tax purposes, corporations, or partnerships created or organized under the laws of the United States or any state thereof or the District of Columbia, or estates or trusts which are residents in the United States for United States federal income tax purposes, in each case who (i) is not also resident of, or ordinarily resident in, the Republic of Ireland for Irish tax purposes, (ii) is not engaged in trade or business in the Republic of Ireland through a permanent establishment and (iii) does not own, directly, indirectly or by attribution, 10% or more of the shares of the Company (by vote or value). This summary is of a general nature only and does not discuss all aspects of United States and Irish taxation that may be relevant to a particular investor. The summary deals only with ADRs held as capital assets and does not address special classes of purchasers, such as dealers in securities, U.S. Holders whose functional currency is not the United States dollar and certain U.S. Holders (including, but not limited to, insurance companies, tax-exempt organizations, financial institutions and persons subject to the alternative minimum tax) who may be subject to special rules not discussed below. In particular the following summary does not address the adverse tax treatment of U.S. Holders who own, directly, or by attribution, 10% or more of the Company's outstanding voting stock in the event that the Company were to be classified as a "Controlled Foreign Corporation" for United States federal income tax purposes. Although the Company was not classified as a Controlled Foreign Corporation at December 31, 1997, there can be no assurance that it will not be a Controlled Foreign Corporation in the future.

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

TAXATION OF THE COMPANY

Republic of Ireland Taxation. For Irish tax purposes, the residence of a company is in the jurisdiction where the central management and control of the company is located. Companies which are resident in the Republic of Ireland are subject to Irish corporation tax on their total profits (wherever arising and, generally, whether or not remitted to the Republic of Ireland). The question of residence is essentially one of fact. It is the present intention of the Company's management to manage and control the Company from the Republic of Ireland, so that the Company will be resident in the Republic of Ireland. The standard rate of Irish corporation tax on both trading and non-trading income during 1997 was 36.5%. In 1980 the Irish government enacted legislation, with the approval of the European Union, enabling companies to pay a reduced 10% rate of tax on profits from the manufacture of goods in the Republic of Ireland and certain other activities deemed to be the manufacture of goods. Current legislation provides that the reduced rate will be available until 2010. Certain activities of the Company in the Republic of Ireland currently qualify for the 10% rate. To qualify for the 10% tax rate, the Company must satisfy certain conditions, including rendering computer services in the Republic of Ireland. The Irish Minister of Finance announced in December 1997 that the present trading income Irish tax rate will be reduced to 32% as of January 1, 1998 and will be reduced gradually to a tax rate of 12.5% on trading income for taxation years ending after 2005. Under the announced plan, the tax rate on manufacturing income would remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to be equal to the standard tax rate of 12.5%. Although the Company believes that it currently satisfies these conditions, there can be no assurance that the Company will continue to do so. If the Company could no longer qualify for this 10% tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected.


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

Canadian Taxation. The Company carries on business in Canada through Saville Systems Canada,Ltd. ("Saville Canada"), its subsidiary. Saville Canada is currently subject to Canadian federal and provincial taxation at a rate of approximately 45%. Entities other than Saville Canada are subject to Canadian taxation only with respect to income derived by them from Canada in the form of royalties, license fees, interest, dividends and similar payments, from the disposition of "taxable Canadian property" (as defined in the Income Tax Act (Canada)) or from business activities carried on through permanent establishments in Canada as determined under tax treaties entered into by Canada with the Republic of Ireland and the United States. Dividends paid by Saville Canada to the Company will generally be subject to Canadian withholding tax at a rate of 15%, which tax should generally be creditable against Irish corporation tax.

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

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

The Company will be classified as a passive foreign investment company ("PFIC") for United States federal income tax purposes if either (i) 75% or more of its gross income is passive income or (ii) on average for the taxable year, 50% or more of its assets by value produce or are held for the production of passive income. Based on an analysis of its income and assets during 1997, the Company believes that it is not a PFIC. While there can be no assurance, the Company expects, based on projections of its income and assets and the manner in which the Company intends to manage its business, that it will not be a PFIC. The Company will continue to monitor its status and will, promptly following the end of each taxable year, notify shareholders if it believes that it is properly classified as a PFIC for that taxable year.

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

IRISH CAPITAL ACQUISITIONS TAX

Irish capital acquisitions tax ("CAT") applies to gifts and inheritances (i) where the person making the gift or inheritance is domiciled in the Republic of Ireland at the date of the gift or inheritance or (ii) to the extent that the property of which the gift or inheritance consists is situated in the Republic of Ireland at the date of the gift or inheritance. The person by whom CAT is primarily payable is the person who receives the gift or inheritance. Persons who are secondarily liable include the donor, an agent, personal representative, trustee or other person in whose care the property constituting the gift or inheritance or the income therefrom is placed. All taxable gifts and inheritances received by an individual since June 2, 1982 are aggregated and only the excess over a certain tax-free threshold is taxed. The tax-free threshold is dependent on the relationship between the deceased/donor and successor/donee and the aggregation of all previous gifts and inheritances. The tax-free threshold amounts currently range from IR(pound) 12,560 (approximately $17,860 at December 31, 1997) in the case of persons who are not related to one another to IR(pound) 25,120 (approximately $35,721 at December 31, 1997) in the case of gifts and inheritances received from a brother, sister or from a brother or sister of a parent or from a grandparent to IR(pound) 188,400 (approximately $267,905 at December 31, 1997) in the case of gifts and inheritances received from a parent. Gifts and inheritances passing between spouses are exempt from CAT. CAT is charged at progressive rates ranging in the case of gifts from 15% to 30% and in the case of inheritances from 20% to 40%. Although ADSs may be held by persons who are neither domiciled nor resident in the Republic of Ireland, the underlying Ordinary Shares are deemed to be situated in the Republic of Ireland because the Company is required to maintain its Ordinary Share register in the Republic of Ireland. Accordingly, ADSs may be subject to CAT notwithstanding the fact that the holder may be domiciled and/or resident outside of the Republic of Ireland. The Convention between the United States and the Republic of Ireland relating to estate taxes generally provides for CAT paid on inheritances in the Republic of Ireland to be credited against tax payable in the United States and for tax paid in the United States to be credited against tax payable in the Republic of Ireland, based on priority rules set forth in the Convention, in a case where an ADS is subject to both Irish CAT with respect to inheritance and U.S. federal estate tax. The Convention does not apply to gifts. In addition to gift and inheritance taxes, a probate tax of 2% applies to the value of all assets passing under the will or intestacy of an Irish-domiciled person other than to the spouse of the deceased. Where the deceased was not domiciled in the Republic of Ireland, only assets situated in Ireland are liable for this tax.

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

The Financial Transfers Act, 1992 gives power to the Minister for Finance of the Republic of Ireland to make provision for the restriction of financial transfers between the Republic of Ireland and other countries. Financial transfers are broadly defined and include all transfers, which would be movements of capital or payments within the meaning of the treaties governing the European
Communities. The acquisition or disposal of American Depositary Receipts representing shares issued by an Irish incorporated company and associated payments may fall within this definition. In addition, dividend, redemption and liquidation payments in respect of shares in an Irish incorporated company would fall within this definition. Currently, orders under this Act prohibit any financial transfer to or by the order of or on behalf of residents of Iraq or Libya, unless permission for the transfer has been given by the Central Bank of Ireland.

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


                                    PART III

ITEMS 10-13.

The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual General Meeting of Shareholders. Such information is contained in the sections of such proxy statement captioned "Share Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Determination of Ordinary Remuneration of Directors," "Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

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


1. The following financial statements (and related notes) of the Company filed as Appendix C hereto


                  Report of Independent Auditors on Financial
                  Statements.

                  Consolidated Balance Sheets at December 31, 1996
                  and 1997

                  Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Changes in
                  Shareholders' Equity for the Years Ended
                  December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1995, 1996 and 1997

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

The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: "Saville Systems" and "CBP"

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1998.

                                            SAVILLE SYSTEMS PLC

                                            By: /s/ John J. Boyle, III

                                            John J. Boyle, III, President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                  Date

/s/ John J. Boyle, III        President, Chief                    March 23, 1998
John J. Boyle, III            Executive Officer and Director
                              (Principal Executive Officer)


/s/ Christopher A. Hanson     Chief Financial Officer             March 23, 1998
Christopher A. Hanson         (Principal Financial  and
                               Accounting Officer)

/s/ Bruce A. Saville          Chairman of  the Board              March 23, 1998
Bruce A. Saville              of Directors


/s/ John A. Blanchard, III    Director                            March 23, 1998
John A. Blanchard, III


/s/ Brian E. Boyle            Director                            March 23, 1998
Brian E. Boyle


/s/ William F. Cunningham     Director                            March 23, 1998
William F. Cunningham


/s/ Richard A. Licursi        Director                            March 23, 1998
Richard A. Licursi


/s/ Fergus G. McGovern        Director                            March 23, 1998
Fergus G. McGovern


/s/ David P. Mixer            Director                            March 23, 1998
David P. Mixer


/s/ James B. Murray, Jr.      Director                            March 23, 1998
James B. Murray, Jr.


/s/ John W. Sidgmore          Director                            March 23, 1998
John W. Sidgmore



                               SAVILLE SYSTEMS PLC

                 SCHEDULE II (VALUATION AND QUALIFYING ACCOUNTS)



        Col. A            Col. B                  Col. C                Col. D            Col. E
-------------------- ---------------- ------------------------------ ---------------- -----------------
                                                Additions             Deductions
                        Balance at                      Charged to
                       beginning of    Charged costs       other                      Balance at end
     Description          period        & expenses       accounts                       of period
-------------------- ---------------- ---------------- ------------- ---------------- -----------------
                            $                $                                              $
Allowance for
doubtful accounts

  December 31, 1997        756            1,010                         (79)              1,687
  December 31, 1996        370              386                                             756
  December 31, 1995        nil              370                                             370


                                                                      Appendix A

                      SELECTED CONSOLIDATED FINANCIAL DATA
               (in thousands of US dollars, except per share data)





Year ended December 31                              1997         1996         1995        1994         1993
--------------------------------------------- ------------ ------------ ----------- ------------ -----------
Total revenues                                   $107,045      $53,920     $30,296      $20,073      $9,309
Net income                                         23,937       11,569       6,382        5,357          13
Diluted earnings per share                           0.61         0.31        0.20         0.17        0.00



At December 31                                   1997         1996         1995        1994         1993
--------------------------------------------- ------------ ------------ ----------- ------------ -----------
Total assets                                     $105,375      $56,489     $36,031       $9,857      $3,207
Long-term debt, excluding current portion             336            -          44          689           -


                                                                      Appendix B
                               SAVILLE SYSTEMS PLC
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OVERVIEW

Saville is a leading provider of customer care and billing solutions for service providers in the telecommunications market. The Company offers an innovative convergent billing product called Saville CBP(TM) that operates on DB2/400 and Oracle/UNIX platforms. The Oracle/UNIX based platform of this software was introduced to the market in December 1997. Saville offers its customers a full range of professional services. Saville assists a customer in analyzing their requirements and then designs, develops and implements a customer care and billing solution. The customer can either license the solution from Saville or the solution can be operated on a Company operated service bureau. Saville also recently introduced facilities management services for customers who contract with Saville to manage the operation of the customized billing software on customer owned hardware. Saville assists its customers in addressing their changing business needs through future enhancements and developments to their customer care and billing solutions.

The Company's strategy is to target growth-oriented telecommunications and energy service providers, leverage its multi-market experience and establish and maintain long-term relationships with its customers. The successful implementation of the Company's strategy has resulted in revenue growth over the preceding year of 50.9%, 78.0% and 98.5% in 1995, 1996 and 1997, respectively. The Company has been strategically expanding its direct sales force over the past three years, which has successfully resulted in dramatic revenue growth and expansion of its customer base. During 1997, the Company initiated 13 new customer associations. In 1997, AT&T and GTE Communications represented approximately 22.7% and 13.3%, respectively, of total revenue.

The Company derives revenues from services and license fees. Services revenue is comprised of two major components: (1) consulting services and, to a lesser extent, (2) service bureau operations. Consulting services consist primarily of development and installation of new systems, enhancements to existing installed systems, software maintenance and customer training. Services revenue is recognized as the services are provided, primarily on a time and materials basis. Service bureau revenue is earned when a customer contracts with the Company to operate a customer designed billing system on the Company's premises. Services revenue accounted for 82.8%, 82.5% and 79.3% of total revenues for 1995, 1996 and 1997, respectively. License fees comprise the remainder of the Company's revenues and are recognized at the time of delivery of the product to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations that relate to the development and enhancement of the software installed, license fees are recorded over the expected term of the initial customization period.

Cost of services is comprised primarily of the salaries and related benefits of software development, technical, service bureau and client service personnel. It also includes operating costs of computer equipment, training and travel expenses.

Cost of license fees consists of the commission expense on new license fees earned by the Company and, to a lesser extent, royalty expense for use by the Company of software that is incorporated into the Company's base software.

Sales and marketing expenses consist of the salaries, sales commissions and benefits of those employees involved in this function as well as the related travel, marketing and promotional expenses.

Research and development expenses are comprised of the salaries and related benefits of the employees involved in product software development, computer, travel and related expenses.

General and administrative expenses consist mainly of the salaries and related benefits of management and administrative personnel and general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company. It also includes recruitment expenses, professional fees, depreciation, and provision for doubtful collections.

The Company earns a significant portion of its taxable income in the Republic of Ireland of which the "manufacturing income" qualifies for a reduced tax rate of 10% which is substantially lower than tax rates in the United States and Canada. The Company anticipates that it will continue to benefit from this tax treatment, although the extent of the benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change. The Irish Minister of Finance announced in December 1997 that the present standard Irish tax rate will be reduced to 32% as of January 1, 1998 and will be reduced gradually to a tax rate of 12.5% for taxation years ending after 2005. Under the announced plan, the tax rate on manufacturing income would remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to be equal to the standard tax rate of 12.5%. If the Company should no longer qualify for this lower tax rate or if tax laws were rescinded or changed, the Company's net income would be materially adversely affected

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the items reported in the Company's Consolidated Statements of Income.


                                            Percentage of Total Revenue

                                              Year Ended December 31,

                                         1997            1996         1995
------------------------------------- ---------- -------------- ------------
Revenue:
Services                                  79.3%          82.5%        82.8%
License fees                              20.7%          17.5%        17.2%
------------------------------------- ---------- -------------- ------------
                                         100.0%         100.0%       100.0%
------------------------------------- ---------- -------------- ------------
Expenses:
Cost of services                          37.0%          40.9%        40.3%
Cost of license fees                       0.5%           0.6%         0.2%
Sales and marketing                        5.9%           6.3%         5.0%
Research and development                   9.5%           7.7%         5.3%
General and administrative                19.1%          19.9%        22.4%
------------------------------------- ---------- -------------- ------------
                                          72.0%          75.4%        73.2%
------------------------------------- ---------- -------------- ------------
Income from operations                    28.0%          24.6%        26.8%
Other income, net                          2.0%           2.8%         0.7%
------------------------------------- ---------- -------------- ------------
Income before income taxes                30.0%          27.4%        27.5%
Provision for income taxes                 7.5%           5.7%         6.2%
------------------------------------- ---------- -------------- ------------
Income before minority interest           22.5%          21.7%        21.3%
Minority interest share in                 0.2%           0.2%         0.2%
  subsidiaries' net income
------------------------------------- ---------- -------------- ------------
Net income                                22.3%          21.5%        21.1%
------------------------------------- ---------- -------------- ------------


YEARS ENDED DECEMBER 31, 1996 AND 1997

         Revenue. Total revenue increased 98.5% from $53.9 million in 1996 to $107.0 million in 1997 due to overall increases in services revenue and license fees, as discussed below.

         Services. Services revenue increased 90.8% from $44.5 million in 1996 to $84.9 million in 1997 due to expansion of the Company's customer base and increases in projects for existing customers. Consulting services increased 97.8% from 1996 to 1997, and service bureau revenue increased 25.1% over the same period. The increase in services revenue in 1997 was primarily due to the increase in consulting and implementation services provided to new customers. Approximately 54% of the services revenue reported during the year ended December 31, 1997 was derived from services to customers existing in the previous year compared to 69% in the year ended December 31, 1996.

         License Fees. License fees revenue increased 135.0% from $9.4 million in 1996 to $22.2 million in 1997 due primarily to additional license fees arrangements for CBP that were negotiated during 1997. The Company introduced the concept of convergent customer care and billing products in 1996 and the market acceptance of this concept created opportunities for the Company in 1997.

         Cost of Services. Cost of services expense increased $17.5 million from $22.1 million in 1996 to $39.6 million in 1997 but decreased as a percentage of services revenue from 49.6% in 1996 to 46.7% in 1997. To support the growth of the Company's business, increased expenditures were required in 1997 for additional personnel and hardware infrastructure. The Company expects that the costs related to attracting and retaining qualified personnel will continue to increase as the market demands for those skilled employees increases. As the Company continues to expand, it expects the costs of services to increase accordingly.

         Cost of License Fees. Cost of license fees expense increased 71.8% from $337,000 in 1996 to $580,000 in 1997 due to an increase in commission expenses resulting from the increase in the license fees earned by the Company.

         Sales and Marketing. Sales and marketing expenses increased 85.4% from $3.4 million in 1996 to $6.3 million in 1997 but decreased as a percentage of total revenues from 6.3% in 1996 to 5.9% in 1997. The increase in sales and marketing expense in 1997 resulted from the expansion of the North American sales force and the associated expansion of infrastructure. In addition, the Company established new sales offices in 1997 to strengthen its sales presence in Europe, Latin America and Asia Pacific and created new alliances to further expand the Company's market coverage in those areas. Sales and marketing expenses are expected to increase in absolute dollars during 1998 with the anticipated establishment of new sales offices and the continued focus of the North American marketing efforts, but are expected to remain at similar levels to 1997 as a percentage of total revenues.

         Research and Development. Research and development expenses increased 143.3% from $4.2 million in 1996 to $10.1 million in 1997 and increased as a percentage of revenue from 7.7% in 1996 to 9.5% in 1997. This increase was due to development efforts by the Company in creating new and enhanced billing and customer care products. During the year, the Company had two major platform releases. The first was in July 1997 for CBP on the DB2/400 platform and the second was the release of the Company's UNIX based product, CBP for Oracle(TM). The Company intends to continue its research and development efforts in the future. Therefore, the Company expects that, research and development expenses will continue to increase in absolute dollars but remain at similar levels to 1997 as a percentage of total revenues.


YEARS ENDED DECEMBER 31, 1996 AND 1997 (CONTINUED)

         General and Administrative. General and administrative expenses increased 91.0% from $10.7 million in 1996 to $20.4 million in 1997 and decreased as a percentage of revenues from 19.9% in 1996 to 19.1% in 1997, respectively. The increase in general and administrative expenses was attributable to the additional costs of building infrastructure during 1997 to support the growth in the Company's employee base and the expansion of the Company's business. Significant areas of increased spending included additional senior and middle management, and recruiting and infrastructure costs related to an increased number of employees.

         Other income, net. Other income, net of other expenses, increased 44.5% from $1.5 million in 1996 to $2.2 million in 1997. Increased interest income on increased cash and short-term investment balances accounted for the majority of the increase in other income.

         Provision for income taxes. The Company recorded a tax provision of $3.1 million in 1996 representing an effective tax rate of 20.7% compared to a provision of $8.0 million in 1997 representing an effective tax rate of 24.8%. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The standard rate of income tax that applies to non-manufacturing income, such as income earned on the Company's cash investments, was 36% (38% during 1996). The Company's effective tax rate reflects the tax relief on Irish manufacturing income subject to this reduced rate of tax, which is below the statutory rates in Ireland, Canada and the United States. The Irish Minister of Finance announced in December 1997 that the present standard Irish tax rate will be reduced to 32% as of January 1, 1998 and will be reduced gradually to a tax rate of 12.5% for taxation years ending after 2005. Under the announced plan, the tax rate on manufacturing income would remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to be equal to the standard tax rate of 12.5% There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.


YEARS ENDED DECEMBER 31, 1995 AND 1996

         Revenue. Total revenues increased 78.0% from $30.3 million in 1995 to $53.9 million in 1996 due to overall increases in services revenue and license fees, as discussed below.

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

         License Fees. License fees revenue increased 81.2% from $5.2 million in 1995 to $9.4 million in 1996 due primarily to license fees for the company's software, Saville CBP TM, that were negotiated during 1996.

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

         Research and Development. Research and development expense increased 162.2% from $1.6 million in 1995 to $4.2 million in 1996. This increase was due to increased development efforts by the Company in creating new and enhanced billing and customer care products, including the Company's Convergent Billing Platform TM (CBP), which was released on the DB2/400 platform in the first quarter of 1996.

         General and Administrative. General and administrative expense increased 57.8% from $6.8 million in 1995 to $10.7 million in 1996 and decreased as a percentage of revenues from 22.4% to 19.9%, respectively. The increased expenditure was attributable to the additional costs of building infrastructure during 1996 to support the growth in the Company's employee base and the expansion of the Company's business. Significant areas of increased spending included additional senior and middle management, and general expenses related to an increased number of employees. The Company increased the allowance for doubtful accounts by $386,000 and recorded compensation expense of $73,000 in connection with certain options that were granted to employees in 1995 and having an exercise price below the then fair market value.

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

QUARTERLY INFORMATION

The following tables present selected unaudited consolidated financial information for the Company's last eight quarters, as well as the percentage of the Company's total revenues represented by each item. In the opinion of the Company's management, this unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The Company's operating results for any quarter are not necessarily indicative of results for any future period.


                                                                   Quarter Ended
------------------------------ ---------------------------------------------------------------------------------------
(in thousands of U.S.          March 31   June 30    Sept. 30   Dec. 31    March 31   June 30    Sept. 30   Dec. 31
dollars except per share         1996       1996       1996       1996       1997       1997       1997       1997
data)
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Revenue
 Services                         $9,032    $10,237    $12,051    $13,158    $16,515    $20,088    $22,575    $25,678
 License fees                      1,523      2,068      2,696      3,155      3,615      5,405      6,006      7,163
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                  10,555     12,305     14,747     16,313     20,130     25,493     28,581     32,841
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Expenses
 Cost of services                  4,478      5,112      5,932      6,536      8,037      9,448     10,852     11,266
 Cost of license fees                 22         26        140        149         88        128        165        198
 Sales and marketing                 637        819        920      1,003      1,202      1,522      1,600      1,942
 Research and development            860      1,021      1,085      1,205      1,481      2,530      2,805      3,330
 General and administrative        2,321      2,476      2,830      3,078      3,909      4,913      5,325      6,297
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                   8,318      9,454     10,907     11,971     14,717     18,541     20,747     23,033
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Income from operations           2,237      2,851      3,840      4,342      5,413      6,952      7,834      9,808
  Other income, net                  243        383        393        472        354        559        596        645
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Income before income taxes       2,480      3,234      4,233      4,814      5,767      7,511      8,430     10,453
  Provision for income taxes         440        597        910      1,105      1,325      1,995      2,096      2,573
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Income before minority
  interest                         2,040      2,637      3,323      3,709      4,442      5,516      6,334      7,880
Minority interest share in
  subsidiaries' net income           (2)         75         12         55         40         75         50         70
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net income                        $2,042     $2,562     $3,311     $3,654     $4,402     $5,441     $6,284     $7,810
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
     Basic earnings per share      $0.06      $0.07      $0.09      $0.10      $0.12      $0.15      $0.17      $0.21
     Diluted earnings per          $0.05      $0.07      $0.09      $0.10      $0.11      $0.14      $0.16      $0.20
       share
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
(in thousands)
                                  35,153     35,183     35,542     35,952     36,209     36,449     36,965     37,356
Ordinary Shares
Ordinary Shares assuming          37,370     37,783     38,096     38,337     38,551     39,131     39,597     40,012
  dilution
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------


                                                                  Quarter Ended
------------------------------ ------------------------------------------------------------------------------------
                               March 31   June 30    Sept. 30   Dec. 31   March 31   June 30    Sept.    Dec. 31
(percentage of total             1996       1996       1996       1996      1997       1997     30 1997    1997
revenues)
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
Revenue
 Services                          85.6%      83.2%      81.7%     80.7%      82.0%      78.8%    79.0%      78.2%
 License fees                      14.4%      16.8%      18.3%     19.3%      18.0%      21.2%    21.0%      21.8%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
                                  100.0%     100.0%     100.0%    100.0%     100.0%     100.0%   100.0%     100.0%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
Expenses
 Cost of services                  42.4%      41.5%      40.2%     40.1%      39.9%      37.1%    38.0%      34.3%
 Cost of license fees               0.2%       0.2%       1.0%      0.9%       0.4%       0.5%     0.6%       0.6%
 Sales and marketing                6.0%       6.7%       6.2%      6.1%       6.0%       6.0%     5.6%       5.9%
 Research and development           8.2%       8.3%       7.4%      7.4%       7.4%       9.9%     9.8%      10.1%
 General and administrative        22.0%      20.1%      19.2%     18.9%      19.4%      19.3%    18.6%      19.2%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
                                   78.8%      76.8%      74.0%     73.4%      73.1%      72.8%    72.6%      70.1%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
 Income from operations            21.2%      23.2%      26.0%     26.6%      26.9%      27.2%    27.4%      29.9%
 Other income,  net                 2.3%       3.1%       2.7%      2.9%       1.8%       2.2%     2.1%       2.0%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
 Income before income taxes        23.5%      26.3%      28.7%     29.5%      28.7%      29.4%    29.5%      31.9%
 Provision for income taxes         4.2%       4.9%       6.2%      6.8%       6.6%       7.8%     7.3%       7.8%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
 Income before minority
   interest                        19.3%      21.4%      22.5%     22.7%      22.1%      21.6%    22.2%      24.1%
Minority interest share in
  subsidiaries' net income          0.0%       0.6%       0.1%      0.3%       0.2%       0.3%     0.2%       0.2%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------
Net income                         19.3%      20.8%      22.4%     22.4%      21.9%      21.3%    22.0%      23.9%
------------------------------ ---------- ---------- ---------- --------- ---------- ---------- -------- ----------



The Company's quarterly operating results have in the past and may in the future vary significantly. Factors that may influence the quarterly results could include items such as, but are not limited to, increased competition, the size and timing of significant client projects and license fees, cancellations of significant projects by customers, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates, and general economic factors.

The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $21.4 million from $34.4 million at December 31, 1996 to $55.8 million at December 31, 1997. The increase in cash was primarily from cash provided by operations and, to a lesser extent, from net proceeds received from the issuance of Ordinary Shares offset by a use of cash in purchasing property and equipment and investing in short-term investments.

         Operating activities. During the year ended December 31, 1997, $30.8 million of cash was provided by operating activities representing an increase of $20.4 million over 1996 results. The increase was primarily due to the increased net income during the year. Working capital components have generally increased in relation to the continued growth in total revenues. At December 31, 1997 the Company had deferred revenue of $3.4 million representing funds received in advance of the completion of software customizations and installations.

         Investing activities. The net cash used in investing activities during the year ended December 31, 1997 was comprised of $7.4 million to purchase property and equipment and $12.0 million invested in short-term investments. In order to support the growth of the business, the Company has taken on additional office space to house its operations. As a result, approximately $2.8 million of leasehold improvements were purchased in 1997. As well, the Company is upgrading its internal computer software programs to support the growth of the business and approximately $1.7 million was capitalized during 1997 for this purpose. The Company expects to continue to make property and equipment investments to support its business growth.

         Financing activities. The net cash provided by financing activities during the year ended December 31, 1997 was $10.1 million consisting primarily of net proceeds from issuance of Ordinary Shares. During 1997, the Company issued Ordinary Shares pursuant to exercises of options under the employee stock option plan for proceeds of approximately $9.0 million. On November 7, 1997 the Company effected a 100% share dividend for each share outstanding for shareholders of record on that date.

In February 1998 the Company signed a letter of intent to purchase the assets of an Australian telecommunications software company for approximately $20 million. The purchase price will be comprised of a combination of cash and Ordinary Shares. The Company also purchased an interconnect telecommunications software product from a company in Sweden for approximately $2.0 million in cash and a commitment of at least $2.0 million in royalties to be paid over the next two years. As of February 13, 1998, the Company had no other material commitments for capital expenditures.

The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit from a financial institution that expires on August 31, 1999 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn on the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. A standby fee of 0.25% per annum is payable on the daily unused portion of the facility. This fee totaled $13,000 for the year ended December 31, 1997. The credit arrangement contains financial covenants relating to minimum net worth and leverage ratios. The line of credit is unsecured, however, if the Company does not maintain compliance with the covenants, the financial institution has the right to register security over any outstanding balances. The Company was in compliance with these covenants at December 31, 1997. No advances were outstanding on this facility at December 31, 1997.

The Company had capital lease obligations in principal amount of $470,000 as of December 31, 1997 ($43,000 as at December 31, 1996 and $97,000 at December 31,
1995) and subsequent to such date has incurred no additional capital lease obligations.

As of December 31, 1997 the Company had $22.4 million in net accounts receivable. The average days sales outstanding ("DSO") at December 31, 1997 was approximately 62 days as compared to approximately 86 at December 31, 1996. DSO is calculated based on the average daily sales of the immediately preceding three-month period divided by the net trade accounts receivable balance at the end of the period. The Company established an allowance for doubtful accounts in 1995 and continues to maintain a balance because increases in revenues that may be caused by the expansion of the Company's customer base increases the risk that such an allowance will be necessary. The Company considers the allowance for doubtful accounts of $1.7 million at December 31, 1997 to be adequate for 1998.

The Company believes that existing cash balances and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.

FOREIGN CURRENCY EXPOSURE

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars, Pounds Sterling and Swiss Francs. The impact of foreign currency translation has not been material to the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's plans to expand its international and North American sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1998, the Company's plans for strategic acquisitions, the expectation of value to be added by alliances with third parties, the Company's intent to release future products and enhancements, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

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

The Company's future success depends in large part on its ability to develop new customer relationships with successful telecommunications service providers. There can be no assurance that the Company will be able to develop such relationships or that the service providers that become customers of the Company will be successful. Historically, the Company has been dependent on long-term customer relationships and therefore, the failure of the Company's customers to compete effectively in the telecommunications market could have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has introduced its UNIX-based CBP for Oracle product, almost all of the Company's billing and customer care customers run the Company's software on the DB2/400 platform, which represents a leading platform for existing and new billing systems. If there should be a rapid shift away from the current use of the DB2/400 platform by the telecommunications industry for billing, the Company would be required to expend substantial capital resources to develop new software and enhance existing software and likely experience delays or losses in customer orders.

The Company's success will depend upon its ability to enhance its existing products and to introduce new products and features that meet the changing requirements of new and existing customers. The Company is currently devoting significant resources to develop, refine and enhance its base software modules for both its UNIX-based and DB2/400-based products. If the Company were unable, due to resource, technological or other constraints, to adequately anticipate or respond to such changes, or if the Company's new products, developments and enhancements do not gain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company's international business is subject to risks such as fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and longer accounts receivable payment cycles. Specifically, the Asia Pacific region has experienced a recent downturn in economic conditions, the continuation of which could adversely affect the Company's ability to expand into this region.

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

The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing business and products. In February 1998, the Company signed a letter of intent to purchase the assets of an Australian telecommunications software company and also purchased an interconnect telecommunications software product from a Swedish company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need to obtain regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company, and in the case of equity offerings, may result in dilution to the Company's shareholders.

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

From time to time, the Company may receive threats of or become involved in litigation in the ordinary course of its business. In June 1997, the Company received a letter from a customer purporting to terminate its relationship with the Company and alleging certain failures to perform by the Company. The customer alleges damages of $12 million. The Company has denied all of these allegations and believes that they are without merit. There can be no assurance, however, as to the outcome of this or any other dispute that may arise.

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and, under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a rate that is substantially lower than U.S. tax rates. If the Company could no longer qualify for this lower tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected. In addition, if U.S., Canadian or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase, and its cash flow and results of operations could be materially adversely affected.

The Company is reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company's released software products are currently year 2000 ready, and therefore the Company does not believe that it will need to undertake material research and development efforts in this regard. The Company's review, correction, and upgrade of its internal systems to ensure year 2000 readiness is ongoing. The Company believes that any correction or upgrade necessary to make the Company's major internal systems year 2000 ready will be completed by early 1999 and that the cost of such actions will not have a material adverse effect on the Company's results of operations or financial condition. There can be no assurances, however, that there will not be a delay in, or increased costs associated with, the implementation of such corrections or upgrades or that the Company will suffer no material adverse effects from the year 2000 problem, including due to the lack of readiness on the part of third party suppliers of goods and services to the Company's operations.

                                                                      Appendix C


                               SAVILLE SYSTEMS PLC

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




   Report of Independent Auditors

   Consolidated Balance Sheets as of December 31, 1997 and 1996

   Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995

   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS





To the Directors of
Saville Systems PLC

We have audited the accompanying consolidated balance sheets of Saville Systems PLC and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saville Systems PLC and its subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.



Galway, Ireland                                        /s/ Ernst & Young
January 22, 1998                                       Chartered Accountants
(Except for note 13 which is as at February 13, 1998)

Saville Systems PLC

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)


                                                       As of December 31

                                                       1997            1996
--------------------------------------------------- ---------- ---------------
ASSETS

Current Assets:
  Cash and cash equivalents [note 3]                 $ 55,785         $34,395
  Short-term investments [note 3]                      13,015           1,000
  Accounts receivable, less allowance
   for doubtful accounts of $1,687 and  $756,
   respectively                                        22,373          15,308
  Prepaid expenses and other assets                     3,581           1,511
--------------------------------------------------- ---------- ---------------
  Total current assets                                 94,754          52,214
Property and equipment, net [note 4]                   10,621           4,275
--------------------------------------------------- ---------- ---------------
Total assets                                         $105,375         $56,489
--------------------------------------------------- ---------- ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      5,336           1,711
  Accrued compensation and related benefits             5,248           2,704
  Accrued expenses and other liabilities                3,084             770
  Income taxes payable                                  7,167           2,910
  Deferred revenue                                      3,402           1,420
  Current portion of long-term debt                       134              43
--------------------------------------------------- ---------- ---------------
  Total current liabilities                            24,371           9,558

Long-term debt [note 5]                                   336               -
Minority interest [note 7]                                366             320
--------------------------------------------------- ---------- ---------------
  Total liabilities                                    25,073           9,878
--------------------------------------------------- ---------- ---------------

Commitments and contingencies [note 6]

Shareholders' Equity: [note 7]
Ordinary Shares, nominal value $0.0025 per share
  Authorized:  75,000,000 and 40,000,000
  Issued and outstanding:  37,504,596
   and 36,163,142                                           94              90

Deferred Ordinary Shares, nominal value
    IR(pound)1.00 per share
  Authorized, issued and outstanding:  30,000               48              48
Additional paid-in capital [note 7]                     37,734          27,733
Retained earnings                                       42,750          18,813
Cumulative translation account  [note 7]                 (324)            (73)
--------------------------------------------------- ----------- ---------------
  Total shareholders' equity                            80,302          46,611
--------------------------------------------------- ----------- ---------------
Total liabilities and shareholders' equity            $105,375         $56,489
-------------------------------------------------------------- ---------------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME


(In thousands of U.S. dollars, except share and per share data)


                                              Years ended December 31
                                            1997       1996         1995
---------------------------------------- ---------- --------- ---------


REVENUE
Services                                  $ 84,856   $44,478   $25,084
License fees                                22,189     9,442     5,212
---------------------------------------- ---------- --------- ---------
Total revenue                              107,045    53,920    30,296
---------------------------------------- ---------- --------- ---------

EXPENSES
Cost of services                            39,603    22,058    12,221
Cost of license fees                           579       337        65
Sales and marketing                          6,266     3,379     1,519
Research and development                    10,146     4,171     1,591
General and administrative                  20,444    10,705     6,784
---------------------------------------- ---------- --------- ---------
Total expenses                              77,038    40,650    22,180
---------------------------------------- ---------- --------- ---------

Income from operations                      30,007    13,270     8,116
Other income, net [note 8]                   2,154     1,491       208
---------------------------------------- ---------- --------- ---------
Income before income taxes                  32,161    14,761     8,324
Provision for income taxes [note 9]          7,989     3,052     1,872
---------------------------------------- ---------- --------- ---------
Income before minority interest             24,172    11,709     6,452
Minority interest share in
  subsidiaries' net income                     235       140        70
---------------------------------------- ---------- --------- ---------
Net income                                 $23,937   $11,569    $6,382
---------------------------------------- ---------- --------- ---------

Basic earnings per share                     $0.65     $0.32     $0.21
Diluted earnings per share                   $0.61     $0.31     $0.20
---------------------------------------- ---------- --------- ---------

(in thousands)
Ordinary shares                             36,745    35,458    30,631
Ordinary shares assuming dilution           39,323    37,897    32,302
---------------------------------------- ---------- --------- ---------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands of U.S. dollars, except number of shares)




                                                                   Years ended December 31
                                         ----------------------------------------------------------------------------
                                             Share Capital      Additional    Retained   Cumulative       Total
                                                                 paid-in      earnings   translation  shareholders'
                                           Shares      Amounts    capital                  account        equity

---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Balance at December 31, 1994              29,800,000       $ 47   $   1,625   $   3,862       $ (82)         $ 5,452
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Ordinary Shares issued                     5,352,812         41      25,765                                   25,806
Deferred Shares issued                        30,000         48        (48)
Shares issued by subsidiary companies                                   148                                      148
Public offering costs                                               (3,914)                                  (3,914)
Reduction in minority interest                                          116                                      116
Note receivable on sale of shares
  by subsidiary prior to reorganization                               (100)                                    (100)
Dividends paid                                                                  (3,000)                      (3,000)
Net income                                                                        6,382                        6,382
Foreign currency translation adjustment                                                          34               34
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Balance at December 31, 1995              35,182,812        136      23,592       7,244         (48)          30,924
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Ordinary Shares issued                     1,010,330          2       4,739                                    4,741
Reduction in minority interest                                           37                                       37
Repayment of note receivable                                            100                                      100
Public offering costs                                                 (735)                                    (735)
Net income                                                                       11,569                       11,569
Foreign currency translation adjustment                                                         (25)            (25)
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Balance at December 31, 1996              36,193,142        138      27,733      18,813         (73)          46,611
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Ordinary Shares issued                     1,311,454          4       9,069                                    9,073
Reduction in minority interest                                          189                                      189
Share issue costs                                                     (277)                                    (277)
Tax benefit of employee stock                                           873                                      873
  transactions
Restricted share issuance and
  related compensation                        30,000                  1,031                                    1,031
Unearned compensation on restricted
  share issuance                                                      (945)                                    (945)
Compensation related to stock options                                    61                                       61
Net income                                                                       23,937                       23,937
Foreign currency translation adjustment                                                        (251)           (251)
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------
Balance at December 31, 1997              37,534,596       $142     $37,734     $42,750       $(324)         $80,302
---------------------------------------- ------------ ---------- ----------- ----------- ------------ ---------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)


                                                     Years ended December 31

                                                   1997       1996       1995
---------------------------------------------------------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $23,937    $11,569     $ 6,382
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                     1,487        782         360
  Allowance for doubtful accounts                   1,010        386         370
  Minority interest in net income                     235        140          70
  Loss on sale of property and equipment               90          -           -
  Compensation related to stock transactions          147          -           -
Changes in operating assets and liabilities:
  Accounts receivable                             (8,072)    (7,521)     (2,936)
  Prepaid expenses and other assets               (2,075)      (461)       (886)
  Long term receivable                                  -        741       (741)
  Accounts payable                                  3,349        632         401
  Accrued compensation and related benefits         2,544      1,177         803
  Accrued royalties                                     -      (663)         348
  Income taxes payable                              4,257      1,682         127
  Deferred revenue                                  1,982      1,420           -
  Accrued expenses and other liabilities            1,897        474       (251)
---------------------------------------------------------- ---------- ----------
Net cash provided by operating activities          30,788     10,358       4,047
---------------------------------------------------------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment            (7,401)    (2,723)     (2,178)
Purchase of short-term investments               (12,015)    (1,000)           -
---------------------------------------------------------- ---------- ----------
Net cash used in investing activities            (19,416)    (3,723)     (2,178)
---------------------------------------------------------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan repayments from an officer                         -          -          50
Repayment of long-term debt                          (43)       (54)       (703)
Increase in long-term debt                            470          -           -
Repayments to related parties                           -          -        (14)
Proceeds from share issuance                        9,073      4,841      25,880
Share issue costs                                   (277)      (735)     (3,914)
Tax benefit on employee stock transactions            873          -           -
Dividends                                               -          -     (3,000)
---------------------------------------------------------- ---------- ----------
Net cash provided by financing activities          10,096      4,052      18,299
---------------------------------------------------------- ---------- ----------
Effect of exchange rate changes on cash              (78)       (14)          45
---------------------------------------------------------- ---------- ----------

Net increase in cash and cash equivalents          21,390     10,673      20,213
Cash and cash equivalents, beginning of year       34,395     23,722       3,509
---------------------------------------------------------- ---------- ----------
Cash and cash equivalents, end of year            $55,785    $34,395     $23,722
---------------------------------------------------------- ---------- ----------
Short-term investments                             13,015      1,000           -
---------------------------------------------------------- ---------- ----------
Cash and short-term investments                   $68,800    $35,395     $23,722
---------------------------------------------------------- ---------- ----------

Supplementary disclosure of cash
 flow information:
  Cash paid for interest                               48         15         182
  Cash paid for income taxes                        2,889      1,504       1,894
  Note receivable from sale (repayment)
    of shares                                           -      (100)         100

See accompanying notes

                               SAVILLE SYSTEMS PLC
          Consolidated Notes to Financial Statements, December 31, 1997


1. ORGANIZATION

Saville Systems PLC (the "Company") is a company incorporated under the laws of the Republic of Ireland in 1993.

Prior to the Restructuring (as defined below), Saville Systems PLC, Saville Systems Canada, Ltd. ("Saville Canada") and Saville Systems Inc. ("Saville U.S.") were companies under common control and with identical share ownership structures.

On September 27, 1995, Saville Canada and Saville U.S. (collectively, the "Subsidiaries") became majority-owned subsidiaries of the Company (the "Restructuring"). The Restructuring was accomplished through the contribution of shares of the Subsidiaries to the Company by all but one of the shareholders of the Subsidiaries who previously owned, directly or indirectly, identical percentages of all three companies; and through the contribution of 100% of the shares of 2916746 Canada, Inc., a Canadian holding corporation whose only material asset was shares in Saville Canada.

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

An approximate 15% interest in Saville Canada and Saville U.S. was not contributed by one of the shareholders as at the date of Restructuring and has been presented as a minority interest. As of December 31, 1997, this minority interest has decreased to approximately 4% (7% and 12% as of December 31, 1996 and 1995, respectively).

During 1997 the Company incorporated two wholly-owned subsidiaries, Saville C.I. Limited and Saville Systems (UK) Limited.

The Company's principal line of business is the provision of convergent customer care and billing solutions for the use of its customers in the global telecommunications industry. The Company licenses the use of its software to customers throughout the world and operates its software for certain customers under a service bureau arrangement. The Company's principal markets are currently located in the United States, Europe and Canada.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles
     The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
     These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                      (CONTINUED)

Estimates and Assumptions
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition
     Revenue from services consists of fees for systems requirements definition, system design and analysis, customization and installation services, ongoing system management, system enhancements, service bureau processing and facilities management. Services revenue is recognized as the services are performed, primarily on a time and materials basis. Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year.

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

       Deferred revenue relates primarily to license fee revenue, which has been paid by the customers prior to the recognition of revenue.

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

Property and equipment
     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using either the declining balance or straight-line method over the estimated useful life of the asset or in the case of leasehold improvements, over the remaining lease term. Depreciation commences when the asset is available for use.

     Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are expensed as incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                      (CONTINUED)

Leases
     Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards (SFAS) No.13 "Leases" is accounted for as if the asset were acquired and as if the obligation were assumed as of the date of lease. All other leases are recorded as operating leases whereby the related costs are charged to income on a straight-line basis over the term of the lease.

Software development costs
     Software development costs, principally the design and development of customer care and billing software, are expensed as incurred unless they qualify for capitalization, as defined by SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized costs are amortized over the economic life of the software release. To date no software development costs have been capitalized by the Company as the development costs incurred subsequent to establishing technological feasibility of the related software have not been material.

Stock options
     The Company records compensation expense relating to stock based compensation to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma footnote disclosures, which comply with the SFAS No.123 "Accounting for Stock Based Compensation", are provided in Note 7.

Income tax
          Income taxes are accounted for in accordance with the liability method of SFAS No. 109, "Accounting for Income Taxes." Under this method, the Company provides deferred and prepaid taxes for temporary differences in the recognition of assets and liabilities for financial reporting and tax accounting purposes.

Earnings per share
     Basic and diluted earnings per share are computed in accordance with SFAS No. 128 "Earnings per Share" which became effective for the Company's quarter and year ended December 31, 1997. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options. Diluted earnings per share is very similar to fully diluted earnings per share. All prior period earnings per share data in these financial statements have been restated to conform to the provisions of this statement.

     In the calculation of diluted earnings per share, Ordinary Shares assuming dilution includes the effect of dilutive share equivalents from stock options and no adjustments to net income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                      (CONTINUED)

Cash and short-term investments
     Cash equivalents include those investments that are readily convertible to known amounts of cash, with maturities at the date purchased of less than three months.

     Cash equivalents and short-term investments held by the Company and its subsidiaries are classified as held-to-maturity and are recorded at amortized cost. Gains and losses on these investments are not recorded until realized.

Recently issued accounting standards
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 "Comprehensive Income" (`SFAS 130') and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (`SFAS 131'). SFAS 130 and SFAS 131 will be effective for the Company's December 31, 1998 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

     The Accounting Standards Executive Committee has issued statement of position 97-2 "Software Revenue Recognition" (`SOP 97-2'). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company's current revenue recognition policies are expected to remain largely unaffected.


Comparative figures
     Certain prior year figures have been reclassified to conform to 1997 financial statement presentation.


3. CASH AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents as of December 31, 1997 and 1996 include $33,606,000 and $27,458,000, respectively, of money market funds and commercial paper investments held by the Company.

     Short-term investments of $13,015,000 and $1,000,000 as of December 31, 1997 and 1996, respectively, are composed of corporate notes (1997 - $11,015,000; 1996 - $1,000,000) and government notes (1997 - $2,000,000; 1996 -
Nil). Interest rates on these deposits range from 5% to 6% and total accrued interest of $287,000 at December 31, 1997 is included in other assets.

     All cash equivalents and investments held by the Company are recorded at amortized cost, which approximates fair value, and mature within three months and one year, respectively.

4. PROPERTY AND EQUIPMENT

                                             As of December 31

                                         1997              1996
--------------------------------- -------------- -----------------
Furniture and equipment                $ 5,168            $2,877
Computer equipment and software          3,920             1,300
Leasehold improvements                   4,279             1,507
--------------------------------- ------------- -----------------
Total cost                              13,367             5,684
Less accumulated depreciation            2,746             1,409
--------------------------------- ------------- -----------------
Net book value                         $10,621            $4,275
--------------------------------- ------------- -----------------

Computer equipment and software includes $1,775,000 of assets under development to be depreciated when put in use. Of this, $470,000 is computer software under capital lease.

5. LONG-TERM DEBT

Line of Credit

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

     A standby fee of 0.25% per annum is payable on the daily unused portion of the facility. This fee totaled $13,000 for the year ended December 31, 1997.

     The credit arrangement contains financial covenants relating to minimum net worth and leverage ratios. The line of credit is unsecured, however, if the Company does not maintain compliance with the covenants, the financial institution has the right to register security over any outstanding balances. The Company was in compliance with these covenants at December 31, 1997. No advances were outstanding on this facility at December 31, 1997.

Capital Lease
     The Company has obligations under a capital lease for $470,000, payable in thirteen quarterly payments of $40,000. The lease is denominated in Canadian dollars and bears interest at 5.4%. Principal payments of $134,000, $144,000, $152,000 and $40,000 are due in the years 1998, 1999, 2000 and 2001, respectively. The lease obligation at the end of 1996 of $43,000 was fully repaid during 1997.

6. COMMITMENTS AND CONTINGENCIES

The Company is committed to make operating lease payments on premises, computer hardware and software, and equipment under agreements, which expire over the next eight years as follows:

                           1998                                  $ 7,395
                           1999                                    6,285
                           2000                                    3,935
                           2001                                    2,134
                           2002                                    1,751
                           Thereafter                              2,517
----------------------------------------------------------------------------
                                                                 $24,017


Total rental expense was approximately $6,032,000, $3,582,000, and $1,950,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

From time to time, the Company may receive threats of or become involved in litigation in the ordinary course of it business. During the year, the Company received a letter from a customer purporting to terminate its relationship with the Company and alleging certain failures to perform by the Company. The customer alleges damages of $12 million. The Company has denied all of these allegations and believes that they are without merit. Management believes that this matter will have no material adverse effect on the Company's operations or financial position and accordingly, no provision for any liability has been made in these financial statements.


7. SHAREHOLDERS' EQUITY

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

     In connection with the Restructuring, authorized share capital was amended by the cancellation of 100,000 Class B shares, the redesignation of Class A shares as Ordinary Shares with a nominal value of $0.0025 per share and the authorization of 30,000 Deferred Shares with a nominal value of IR(pound)1.00 per share. Authorized capital was then increased to 40,000,000 Ordinary Shares.

     During 1997 the shareholders authorized an amendment to the Company's Memorandum and Articles of Association to increase the number of authorized Ordinary Shares from 40,000,000 to 75,000,000.

Issued share capital
     An analysis of the number of shares issued and outstanding, adjusted retroactively for each share dividend, for the three-year period ended December 31, 1997 is as follows:

     In connection with the Restructuring in 1995 Class A Shares were redesignated as Ordinary Shares and the Company issued 30,000 Deferred Shares. On September 27, 1995, the Company completed an 800-for-1 division of all Ordinary Shares and subsequently declared and allotted a share dividend of 5.45 Ordinary Shares for each post-division share outstanding. The division and dividend were approved by the shareholders by unanimous written consent on September 27, 1995.

     During the year ended December 31, 1995, the Company issued 352,812 Ordinary Shares to officers and employees for cash consideration of $805,808 and conducted a public offering issuing 5,000,000 ordinary shares for total gross proceeds to the Company of $25,000,000.

     During the year ended December 31, 1996, the Company issued 810,330 Ordinary Shares to officers and employees for cash consideration of $2,140,816 and conducted a second public offering issuing 200,000 Ordinary Shares for total gross proceeds to the Company of $2,600,000.

     On November 17, 1997 the Company issued a two-for-one share dividend for each share outstanding to all shareholders of record on November 7, 1997. The dividend was approved by a vote of shareholders at an Extraordinary General Meeting held on October 23, 1997.

     During the year ended December 31, 1997, the Company issued 1,311,454 Ordinary Shares to officers and employees for cash consideration of $9,073,584 and 30,000 restricted Ordinary Shares to an officer at par value.

Additional paid-in capital
     During 1995 and prior to the Restructuring described in note 1, 70.04 shares of Saville Canada and 6.135 shares of Saville U.S. were issued for aggregate cash consideration of $174,000 and a note receivable of $100,000 to an officer of the Company. The aggregate cash consideration, net of the note receivable, has been reflected in these financial statements as additional paid-in capital in the amount of $148,000 and an increase in minority interest of $26,000.

     During 1996, the note receivable issued in 1995 was repaid in full and has been reflected as additional paid-in capital in the amount of $100,000.

     During 1997, the Company recorded the effect of tax deductions available to Saville U.S. for stock options exercised by employees. The benefits of this deduction for tax of $873,000 are recorded as additional paid-in capital in Saville U.S.

     During 1997, the Company issued 30,000 restricted Ordinary Shares to an officer of the Company at par value. These shares are subject to vesting provisions, which restrict the holder's ability to sell such shares over a five-year period. In connection with this issuance, the Company recorded $1,031,000 as additional paid-in capital, based on the difference between the par value and fair value of the shares at the measurement date. Of this amount, the Company recorded compensation expense of $86,000 in 1997. The unearned compensation of $945,000 is recorded as an offset to additional paid-in capital at December 31, 1997 and will be recognized over the vesting period of the shares.

Dividends
     Shareholders are entitled to receive dividends as may be recommended by the Board of Directors of the Company and approved by the shareholders, which will be declared and paid in United States dollars. Under Irish Company law, dividends are payable only out of profits available for distribution, where profits are determined in accordance with accounting principles generally accepted in the Republic of Ireland. The amount available for distribution to shareholders includes only the retained earnings of the Company, and not that of its subsidiaries, calculated in accordance with accounting principles generally accepted in the Republic of Ireland which amounted to approximately $35,296,000 at December 31, 1997 ($16,427,000 at December 31, 1996).

Minority interest
     Concurrent with the Restructuring of the Company in 1995, the minority shareholder entered into a share restriction and contribution agreement which prohibits the minority shareholder from transferring any securities of the Company, unless a proportionate number of Subsidiary shares are contributed to the Company. The minority shareholder must contribute all of its shares in the Subsidiaries no later than September 1, 2005.

Share options
     During the year ended December 31, 1995 prior to the Restructuring described in note 1, the Company granted share 'option units' to certain officers, directors and employees of the Company. Each option unit was comprised of 1 Class A share of the Company, 1 common share of Saville Canada and .0875 common shares of Saville U.S. upon exercise of the option unit.

     In connection with the Restructuring, each option unit outstanding at that date was exchanged for options which entitled the holder to 2 Ordinary Shares for each option exercised.

     On August 21, 1995, the Board of Directors approved the 1995 Share Option Plan, which provides for the grant of stock to employees, officers, directors, consultants and advisors of the Company. These options generally expire ten years from the date of grant and vest over periods of one to five years.

     During 1997, the shareholders authorized an amendment to the Company's 1995 Share Option Plan to increase the number of shares authorized to be granted under the plan from 5,960,000 to 10,000,000.

     On April 25, 1996, the Board of Directors approved the 1996 Employee Share Purchase Plan, which provides for the grant of stock to certain officers and employees of the Company for purchase.

The following table summarizes the activity in options to December 31, 1997 after giving effect to the Restructuring:


                                           Number of Ordinary Shares

                                Available      Unexercised    Weighted average
                                for grant                      exercise price
                                                                  per share
----------------------------- ------------ --------------- -------------------
Balance at December 31, 1994            -         300,980              $ 0.84
Options granted                         -       1,081,916                1.20

Ordinary Shares authorized      5,960,000               -                   -
Options granted               (2,411,496)       2,411,496                4.54
Options exercised                       -       (144,210)                5.00
Options expired                         -         (2,060)                5.00
Options cancelled                  43,844        (43,844)                4.33


Balance at December 31, 1995    3,592,348       3,604,278              $ 3.22
----------------------------- ------------ --------------- -------------------
Ordinary Shares authorized        614,000

Options granted                 (257,174)         257,174               12.74
Options exercised                       -       (810,330)                2.65
Options cancelled                  49,290        (49,290)                4.33


Balance at December 31, 1996    3,998,464       3,001,832                4.17
----------------------------- ------------ --------------- -------------------
Ordinary Shares authorized      4,040,000

Options granted               (2,844,920)       2,844,920               20.59
Options exercised                       -     (1,311,453)                6.92
Options cancelled                 255,864       (255,864)               14.72

Balance at December 31, 1997    5,449,408       4,279,435              $13.61
----------------------------- ------------ --------------- -------------------

The 300,980 options having an exercise price of $0.84 per share and the 1,081,916 options having an exercise price of $1.20 per share were granted below estimated fair market value at the date of grant and compensation expense was recorded over their vesting periods. Compensation expense of $73,000 and $95,000 was recorded in the years ended December 31, 1996 and 1995 respectively.

During 1997, 20,000 options having an exercise price of $17.22 were granted below estimated fair market value at the date of grant. These options were vested upon grant and compensation expense of $61,000 was recorded in 1997.

A summary of options outstanding as of December 31, 1997 is as follows:


------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   exercise prices       average           average         December 31,        average
                                      exercise price      remaining            1997         exercise price
                                                         contractual                        of exercisable
                                                       life (in years)                         options
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

          388,734            $ 1.20            $ 1.20        2.1                  388,734            $ 1.20
        1,374,957     4.33 -   5.00              4.48        7.7                  818,648              4.53
           53,924     7.50 -  13.32              8.64        8.1                   31,256              8.22
        2,047,320    14.06 -  21.50             18.48        8.6                  306,230             18.74
          209,000    21.75 -  32.56             29.44        9.7                        -                 -
          205,500    33.50 -  41.50             34.83        9.8                        -                 -
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        4,279,435    $1.20 - $41.50            $13.61        7.8                1,544,868            $ 6.58
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

     During 1997 the vesting of certain outstanding options was accelerated such that the options to purchase 600,000 shares became fully exercisable in 1997 and the options to purchase 1,110,000 shares will vest over two years rather than over the original three year vesting period.

     In January 1998 approximately 1,680,000 options were granted to employees and directors that may vest earlier than the original three year vesting period if the market price of the Company's American Depository Receipts (ADR's) increases in specified time frames.

     The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee share options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee share options. Under APB 25, where the exercise price of the Company's employee share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. As noted above, certain options have been granted with an exercise price below the market price on the date of grant and compensation expense has been recognized for these options.

       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free weighted average interest rates of 6.10%, 5.98% and 6.30% and volatility factors of the expected market price of the Company's Ordinary Shares of .58, .69 and .84; dividend yield of 0% and a weighted average expected life of the option of 5.2 years for grants issued in 1997 and 4 years for grants issued in 1996 and 1995. The weighted average fair value of options granted during 1997 was $11.54 (1996 - $6.66, 1995 - $0.86).

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which includes actual accelerated vesting entitlements during the year.

     The Company's pro forma information follows (in thousands except for earnings per share information):


                                               Years ended December 31

                                            1997       1996            1995
------------------------------------- ------------- -------------- -----------
Pro forma net income                      $9,623    $10,028           $5,573


Pro forma basic earnings per share         $0.26      $0.28            $0.18


Pro forma diluted earnings per share       $0.25      $0.27            $0.17


Cumulative translation account
        Changes in the Canadian dollar exchange rate relative to the United States dollar has caused the adjustments to the cumulative translation account.

8. OTHER INCOME


                                             Years ended December 31

                                           1997       1996      1995
--------------------------------------- -----------------------------------
Interest income                           $2,541      $1,563     $369
Interest on long-term debt                  -             (5)     (61)
Other interest expense                       (61)        (10)     (15)
Foreign currency exchange losses, net       (206)       (107)     (70)
Other                                       (120)         50      (15)
--------------------------------------- -----------------------------------
                                          $2,154      $1,491     $208


9. INCOME TAXES

The provision for income taxes consists of the following:


                               Years ended December 31

                            1997          1996         1995
-------------------------------------- ------------ -----------

Current:
    Ireland                    $3,579       $1,628      $1,165
    Foreign                     4,410        1,424         707
-------------------------------------- ------------ -----------
                               $7,989       $3,052      $1,872
-------------------------------------- ------------ -----------

Pretax income from foreign operations amounted to $8,720,000, $3,105,000, and $1,677,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

The effective income tax rate differed from the statutory federal income tax rate due to:


                                                  Years ended December 31

                                                1997      1996       1995
------------------------------------------------------------------------------

Statutory Irish federal income tax rate           36.5%     38.0%       38.5%
Computed tax provision                          $11,739   $ 5,609     $ 3,205
Tax relief on Irish manufacturing operations     (4,830)   (2,833)    (1,750)
Foreign tax rate differences                        983       240          95
Change in valuation allowance in respect
  of subsidiary losses                              -         120         152
Other                                                97       (84)        170
------------------------------------------------------------------------------
                                                $ 7,989   $ 3,052     $ 1,872

Per share effect of the tax relief on
Irish manufacturing operations on a
diluted basis                                    $ 0.12    $ 0.07      $ 0.05


The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a 10% rate. The Irish standard rate was reduced from 40% to 38% effective April 1, 1995 and was further reduced to 36% effective April 1, 1997.

As at December 31, 1997 and 1996, the Company had no significant deferred tax assets or liabilities.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6,692,000 at December 31, 1997 and $2,131,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable of approximately $802,000 ($304,000 at December 31, 1996) to various foreign governments. Determination of the amount of the unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the liability.

10. INDUSTRY AND GEOGRAPHIC INFORMATION

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

                                                                                   Adjustments
                                                          United       Channel         and
                                     Ireland    Canada     States      Islands     eliminations    Consolidated

------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Year ended December 31, 1997

Sales to unaffiliated customers       $38,425    $ 6,344    $62,276       -                   -         $107,045
Transfers between geographic areas
                                       28,788     50,626          -       -             (79,414)               -
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------
Total revenues                         67,213     56,970     62,276       -             (79,414)         107,045
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Operating profit                       21,357      5,610      2,515       -                  525          30,007
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Identifiable assets                    66,028     13,397     25,818       40,354        (40,222)         105,375
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Year ended December 31, 1996

Sales to unaffiliated customers       $22,313    $ 7,009    $24,598       -                    -         $53,920
Transfers between geographic areas
                                       11,594     26,177          -       -             (37,771)               -
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------
Total revenues                         33,907     33,186     24,598       -             (37,771)          53,920
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Operating profit                       10,069      2,374        744       -                   83          13,270
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Identifiable assets                    39,350      8,041      9,320       -                (222)          56,489
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Year ended December 31, 1995

Sales to unaffiliated customers       $16,519    $ 9,098    $ 4,679       -                    -         $30,296
Transfers between geographic areas
                                        (210)     11,309        210       -             (11,309)               -
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------
Total revenues                         16,309     20,407      4,889       -             (11,309)          30,296
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Operating profit                        6,141      1,534        357       -                   84           8,116
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

Identifiable assets                    27,737      5,598      2,995       -                (299)          36,031
------------------------------------ --------- ---------- ---------- ------------ --------------- ---------------

All of the sales to unaffiliated customers for Ireland are export sales for all periods presented.

11. SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF
     CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivables, cash and cash equivalents and short-term investments. Credit risk on trade accounts receivables is decreasing as a result of the diversification of the Company's revenue and product base. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides an allowance for potential credit losses and such losses were not material during the periods reported.

During the year ended December 31, 1997, two customers of the Company individually represented 23% and 13% of the total revenue, respectively. The aggregate accounts receivable balance as of December 31, 1997 for these customers was $5,438,000.

During the year ended December 31, 1996, three customers individually represented 35%, 12% and 11% of the total revenue, respectively. The aggregate accounts receivable balance as of December 31, 1996 for these customers was $6,135,000.

During the year ended December 31, 1995, three customers individually represented 37%, 16% and 11% of the total revenue, respectively. The aggregate accounts receivable balance as of December 31, 1995 for these customers was $4,037,000.

The Company holds a significant balance of its cash equivalents and short-term investments with a recognized financial institution.

12. GOVERNMENT ASSISTANCE

The Company is eligible for government assistance in certain jurisdictions for certain expenditures incurred. The Company accrues and offsets these eligible grants against the related costs. The amounts included in income were $1,045,000, $390,000 and $346,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

The conditions of these grants require that the Company maintain in shareholders' equity an amount equal to the amount of the grants received. The cumulative amount subject to this restriction at December 31, 1997 is $891,000 ($243,000 at December 31, 1996, Nil at December 31, 1995).

13. SUBSEQUENT EVENTS

In February 1998 the Company signed a letter of intent to purchase the assets of an Australian telecommunications software company for approximately $20 million. The purchase price will be comprised of a combination of cash and Ordinary Shares.

Also in February, the Company purchased a telecommunications billing software product for $2,000,000 in cash with a commitment of at least $2,000,000 in royalties to be paid over the next two years.

                               SAVILLE SYSTEMS PLC
                                FORM 10-K REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                INDEX TO EXHIBITS

Exhibit No.      Description

  *2.1 Contribution Agreement between the Registrant and certain shareholders of the Registrant, dated as of September 27, 1995.

  *2.2 Stock Restriction and Contribution Agreement between Invoice Systems (Canada), Inc. and the Registrant, dated as of September 27, 1995.

***2.3 Amended and Restated Contribution Agreement between the Registrant, 2916746 Canada, Inc. and Columbia Saville Ireland Investors, L.P., dated as of November 22, 1995.

   3.1     Memorandum of Association of the Registrant

   3.2     Articles of Association of the Registrant

  *4.1 Specimen Certificate for Ordinary Shares, $0.0025 par value, of the Registrant.

  *4.2 Deposit Agreement among the Registrant, The Bank of New York, as Depositary, and the holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt).

 *10.1     1995 Share Option Plan

++10.2     Amendment to the 1995 Share Option Plan

**10.3     1996 Employee Share Purchase Plan

  10.4 Employment Agreement between the Registrant and John J. Boyle, III, dated as of August 1, 1997.

  10.5 Stock Restriction Agreement between the Registrant and John J. Boyle, III, dated as of December 1, 1997.

  10.6 Employment Agreement between the Registrant and Bruce A. Saville, dated as of November 1, 1997.

  10.7 Letter Agreement for credit facilities between The Bank of Nova Scotia and Saville Systems PLC, Saville Systems Canada, Ltd. and Saville Systems, Inc. , dated as of September 4, 1997.

 *10.8 Lease Agreement between Barbican Properties Inc. and Saville Systems Canada, Ltd. made as of May 1, 1995.

 *10.9 Letter Agreement between Barbican Properties Inc.and Saville Systems Canada,Ltd. dated July 19, 1995.

 *10.10 Indenture between Orfus Investments and Saville Systems Canada, Ltd. dated November 25, 1995.

 *10.11 Lease between Clybaun Construction Limited, Saville Systems Ireland Limited, Saville Systems Canada, Ltd. and Anglo Irish Bank Corporation PLC, dated April 27, 1994.

 *10.12 Deed between Saville Systems Ireland Limited and Clybaun Construction Limited, dated April 27, 1994.

 *10.13 Agreement between Saville Systems Ireland Limited, Saville Systems Canada, Ltd. and Industrial Development Agency (Ireland), dated June 9, 1995.

 *10.14+ Intellectual Property Purchase Agreement between the Registrant and Saville Systems Canada, Ltd. made as of July 1, 1993.

 *10.15 Lease Agreement between Saville Systems Canada, Ltd. and Orfus Investments, dated April 25, 1996.

 *10.16 Indemnity Agreement between the Company and Orfus Investments, dated April 25, 1996.

+++10.17 Lease Agreement between Saville Systems PLC and Clybaun Construction Limited dated May 26, 1997.

  10.18 Lease Agreement between Mass Mutual and Saville Systems U.S., Inc. dated as of May 15, 1997.

  10.19 Lease Agreement between Penreal Property Fund Ltd. and Saville Systems Canada, Ltd., dated as of June 13, 1997.

  10.20 Lease Agreement between 715864 Alberta Ltd. and Saville Systems Canada, Ltd., dated as of July 17, 1997.

   21.1     List of Subsidiaries

   23.1     Consent of Ernst & Young

   27.1     Financial Data Schedule for the year ended December 31, 1997.

   27.2     Restated Financial Data Schedule, for the quarter ended
            June 30, 1996.

   27.3 Restated Financial Data Schedule, for the quarter ended September 30, 1996.

   27.4     Restated Financial Data Schedule, for the year ended
            December 31, 1996.

   27.5     Restated Financial Data Schedule, for the quarter ended
            March 31, 1997.

   27.6     Restated Financial Data Schedule, for the quarter ended
            June 30, 1997.

   27.7 Restated Financial Data Schedule, for the quarter ended September 30, 1997.


-----------------------------------------------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-97576).

**Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

***Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-01499)

+ Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

+++Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.