Form 10-Q
period 1998-03-31
SAVILLE SYSTEMS PLC
filed 1998-05-07
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-27176


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


                               011-353-9-152-6611
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | |No

Number of shares outstanding of the registrant's class of Ordinary Shares as of April 30, 1998 was 38,503,394.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION                     PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as at March 31, 1998
         (unaudited)and December 31, 1997                                      3

         Consolidated Statements of Income for the three months ended          4
         March 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows for the three months            5
         ended March 31, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)              6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-15


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                    17

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars, except share data amounts)


                                                                     March 31    December 31
                                                                       1998          1997
                                                                   (unaudited)
----------------------------------------------------------------------------- ---------------
ASSETS
Current
Cash and cash equivalents                                           $ 44,729       $  55,785
Short-term investments                                                30,867          13,015
Accounts receivable, less allowance for doubtful accounts
of  $1,845 and $1,687, respectively                                   30,845          22,373
Prepaid expenses and other assets                                      5,594           3,581
----------------------------------------------------------------------------- ---------------
Total current assets                                                 112,035          94,754
Property and equipment, net                                           12,331          10,621
Other assets                                                           4,425               -
----------------------------------------------------------------------------- ---------------
Total assets                                                        $128,791        $105,375
----------------------------------------------------------------------------- ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                       5,722           5,336
Accrued compensation and related benefits                              5,759           5,248
Accrued expenses and other liabilities                                 4,167           3,084
Income taxes payable                                                   6,804           7,167
Deferred revenue                                                       5,913           3,402
Current portion of long-term liabilities                               1,140             134
----------------------------------------------------------------------------- ---------------
Total current liabilities                                             29,505          24,371
Long-term liabilities                                                  1,302             336
Minority interest                                                        250             366
----------------------------------------------------------------------------- ---------------
Total liabilities                                                     31,057          25,073
----------------------------------------------------------------------------- ---------------

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
     Authorized:  75,000,000
     Issued and outstanding:  38,219,696 and 37,504,596                   96              94
Deferred Ordinary Shares, nominal value IR(pound)1.00 per share
     Authorized, issued and outstanding:  30,000                          48              48
Additional paid-in capital                                            45,937          37,734
Retained earnings                                                     51,946          42,750
Accumulated other comprehensive income                                 (293)           (324)
----------------------------------------------------------------------------- ---------------
Total shareholders' equity                                            97,734          80,302
----------------------------------------------------------------------------- ---------------
Total liabilities and shareholders' equity                          $128,791        $105,375
----------------------------------------------------------------------------- ---------------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)


                                                                 Three months ended
                                                              March 31         March 31
                                                                1998             1997
---------------------------------------------------------------------- -----------------
REVENUE
Services                                                      $29,939           $16,515
License fees                                                    8,083             3,615
---------------------------------------------------------------------- -----------------
Total revenue                                                  38,022            20,130
---------------------------------------------------------------------- -----------------

EXPENSES
Cost of services                                               14,048             8,037
Cost of license fees                                              280                88
Sales and marketing                                             1,922             1,202
Research and development                                        3,931             1,481
General and administrative                                      6,543             3,909
---------------------------------------------------------------------- -----------------
Total expenses                                                 26,724            14,717
---------------------------------------------------------------------- -----------------

Income from operations                                         11,298             5,413
Other income, net                                                 723               354
---------------------------------------------------------------------- -----------------

Income before income taxes                                     12,021             5,767
Provision for income taxes                                      2,825             1,325
---------------------------------------------------------------------- -----------------

Income before minority interest                                 9,196             4,442
Minority interest share in subsidiaries' net income                 -                40
---------------------------------------------------------------------- -----------------
Net income                                                    $ 9,196           $ 4,402
---------------------------------------------------------------------- -----------------

Basic earnings per share                                     $   0.24          $   0.12
Diluted earnings per share                                   $   0.23          $   0.11
---------------------------------------------------------------------- -----------------

(in thousands)
Ordinary shares                                                37,822            36,209
Ordinary shares assuming dilution                              40,845            38,551
---------------------------------------------------------------------- -----------------


See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                               Three months ended
                                                              March 31       March 31
                                                                1998          1997
-------------------------------------------------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $ 9,196        $ 4,402
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    477            278
  Allowance for doubtful accounts                                  355            370
  Minority interest in net income                                    -             40
  Gain on sale of property and equipment                          (97)           (19)
  Compensation related to stock transactions                        51             60
Changes in operating assets and liabilities:
  Accounts receivable                                          (8,824)        (7,662)
  Prepaid expenses and other assets                            (1,240)          (205)
  Accounts payable                                               (565)            263
  Accrued compensation and related benefits                        511          (512)
  Accrued expenses and other liabilities                         1,083             54
  Income taxes payable                                           (363)            373
  Deferred revenue                                               2,511          2,381
-------------------------------------------------------- -------------- --------------
Net cash provided by (used in) operating activities              3,095          (177)
-------------------------------------------------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment                         (1,866)          (391)
Purchase of other assets                                       (2,425)              -
Purchase of short-term investments                            (17,852)        (7,000)
-------------------------------------------------------- -------------- --------------
Net cash used in investing activities                         (22,143)        (7,391)
-------------------------------------------------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities                                (31)           (43)
Proceeds from share issuances                                    7,955            706
Share issue costs                                                (121)           (46)
Tax benefit on employee stock transactions                         204            488
-------------------------------------------------------- -------------- --------------
Net cash provided by financing activities                        8,007          1,105
-------------------------------------------------------- -------------- --------------
-------------------------------------------------------- -------------- --------------
Effect of exchange rate changes on cash                           (15)              3
-------------------------------------------------------- -------------- --------------

Net decrease in cash and cash equivalents                     (11,056)        (6,460)
Cash and cash equivalents, beginning of period                  55,785         34,395
-------------------------------------------------------- -------------- --------------
Cash and cash equivalents, end of period                       $44,729        $27,935
-------------------------------------------------------- -------------- --------------

Short-term investments                                          30,867          8,000
-------------------------------------------------------- -------------- --------------
Cash and short-term investments                                $75,596        $35,935
-------------------------------------------------------- -------------- --------------

Supplementary disclosure of cash flow information:
  Cash paid for interest                                            30              3
  Cash paid for income taxes                                     3,000            548

See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements at March 31, 1998  (unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended March 31, 1998 and 1997 and the financial position at March 31, 1998.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings per share amounts for comparative periods have been restated to comply with Statement of Financial Accounting Standards No. 128.

2.       Share Capital

During the quarter ended March 31, 1998, the Company issued 715,100 Ordinary Shares to officers and employees pursuant to option exercises for aggregate cash consideration of approximately $7,955,000. All of these shares were issued under the 1995 Share Option Plan ("1995 Plan") with the exception of approximately 62,000 issued under the 1996 Employee Share Purchase Plan ("1996 Plan").

The following table summarizes the activity in Ordinary Share options under the 1995 and 1996 Plans from December 31, 1997 to March 31, 1998:


                                      Number of Ordinary Share Options
----------------------------------------------- ---------------- --------------
                                Available for     Unexercised       Weighted
                                    grant                         average price
                                                                    per share
Balance at December 31, 1997         5,449,408        4,279,435       $13.61

Options granted                     (2,028,473)       2,028,473        38.44
Options exercised                                      (715,100)       11.12
Options cancelled                       43,972          (43,972)       22.36

Balance at March 31, 1998            3,464,907        5,548,836       $22.94
----------------------------------------------- ---------------- --------------

Saville Systems PLC

Notes to Consolidated Financial Statements at March 31, 1998 (unaudited) (continued)


A summary of Ordinary Share options outstanding as of March 31, 1998 is as follows:


------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   Exercise Prices       Average           Average        March 31, 1998       Average
                                      Exercise Price      Remaining                         Exercise Price
                                                         Contractual                        of Exercisable
                                                       Life (in years)                         Options
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
          280,528            $ 1.20        $  1.20           1.8               280,528          $ 1.20
        1,147,696      4.33 -  5.00           4.48           7.5               594,071            4.53
           40,590      7.50 - 13.32           8.79           7.8                25,256            8.19
        1,652,122     14.06 - 21.50          18.59           8.8               600,450           18.98
          209,000     21.75 - 32.56          29.44           9.5                  -                -
        2,218,900     33.50 - 51.38          38.12           9.5                  -                -
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        5,548,836    $1.20 - $51.38         $22.94           8.5             1,500,305          $ 9.76
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

In January 1998, approximately 1,698,000 options were granted to employees and directors that may vest earlier than the original three year vesting period if the market price of the Company's American Depositary Receipts (ADRs) increases in specified time frames. At March 31, 1998, approximately 1,689,000 of these options were outstanding.

3.        Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which became effective for the Company's quarter ended March 31, 1998. The Company's comprehensive income was as follows:

                                                   Three months ended
                                                  March 31    March 31
                                                   1998         1997
-------------------------------------------- ------------ ------------------
                                             (in thousands of U.S. dollars)

Net income                                        $9,196       $4,402
Foreign currency translation adjustment,              31         (33)
net of NIL tax                               ============ ============

Comprehensive income                              $9,227       $4,369
                                             ============ ============

The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.

Saville Systems PLC

Notes to Consolidated Financial Statements at March 31, 1998 (unaudited) (continued)


4.       Other Assets

In February 1998, the Company purchased a telecommunications billing software product for resale for an amount of $2.0 million in cash with a commitment of at least $2.0 million in royalties to be paid over the next two years. The total cost of the software at March 31, 1998, including acquisition costs and minimum royalty payments, was approximately $4.1 million. Long-term liabilities include the $2.0 million minimum royalty payments, of which $1.0 million is due on January 31, 1999 and is included in the current portion of long-term liabilities. The Company is currently undertaking a review of the product to confirm that it is ready for sale. Further assessment is necessary to fully evaluate the status of the product. Should the assessment determine that further development is required to significantly modify or integrate the product for future sale the Company would expense the relevant amounts.

Other assets at March 31, 1998 also includes approximately $370,000 of acquisition costs as described in Note 6.

5.       Contingency

From time to time the Company may receive threats of or become involved in litigation in the ordinary course of its business. During June 1997, the Company received a letter from a customer purporting to terminate its relationship with the Company and alleging certain failures to perform by the Company. The customer alleges damages of $12 million. The Company has denied all of these allegations and believes that they are without merit. Management believes that this matter will have no material adverse effect on the Company's operations or financial position and accordingly, no provision for any liability has been made in these financial statements.

6.       Subsequent Events

On April 3, 1998, Saville Systems PLC and its wholly-owned subsidiary Saville Systems Aust. Pty Ltd acquired substantially all of the assets of BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC"), Australian telecommunications software companies, for approximately $15.8 million in cash, plus the assumption of approximately $3.3 million in net liabilities. The Company funded the acquisition, in part, by the borrowing of approximately $15.0 million from the Company's working capital line of credit. This entire amount outstanding was repaid, in part, by the Company through the sale of 283,698 of its Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million. The assets consist of those assets used by BHA and BHAC in developing and marketing customer care and billing software for the telecommunications industry, including property, plant and equipment, intellectual property and the benefit of current BHA and BHAC contracts.


7.        Recently Issued Accounting Standards

The Accounting Standards Executive Committee has issued statement of position 97-2 "Software Revenue Recognition" ("SOP 97-2") which is effective for the Company's quarter ended March 31, 1998. The Company's revenue recognition policies were largely unaffected by SOP 97-2 and are in accordance with its requirements.

Saville Systems PLC

Notes to Consolidated Financial Statements at March 31, 1998 (unaudited) (continued)


7.       Recently Issued Accounting Standards (continued)

Statement of position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") has also been issued and will be effective for the Company's December 31, 1999 year end. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company's December 31, 1998 year end. No additional disclosure is required for interim financial statements until the Company's quarter ending March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the Audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Revenue

Total revenue increased 88.9% from $20.1 million in the three months ended March 31, 1997 to $38.0 million in the three months ended March 31, 1998 due to overall increases in services and license fees as described below.

Services revenue increased 81.3% from $16.5 million in the three months ended March 31, 1997 to $29.9 million in the three months ended March 31, 1998. The increase was attributable primarily to an increase in consulting and implementation services provided to new customers and, to a lesser extent, increases in projects for existing customers.

License fees revenue increased 123.6% from $3.6 million in the three months ended March 31, 1997 to $8.1 million in the three months ended March 31, 1998 due primarily to additional recognition of license fees arrangements for the Company's convergent billing product called Saville CBPTM (CBP) that were negotiated in 1997 and on new deals negotiated in 1998 located mostly in the United States.

Cost of Services

Cost of services increased 74.8% from $8.0 million in the three months ended March 31, 1997 to $14.0 million in the three months ended March 31, 1998 but decreased as a percentage of services revenue from 48.7% in the period ended March 31, 1997 to 46.9% in the same period in 1998. The overall increase in expenses was primarily due to additional personnel hired to support the growth of the Company, as well as additional costs incurred to attract and retain qualified personnel. As the market demands for those skilled employees increases, the Company expects that the costs to attract and retain personnel will continue to increase. Also, as the Company continues to expand, it expects the costs of services to increase accordingly.

Cost of License Fees

Cost of license fees increased 218.2% from $88,000 in the three months ended March 31, 1997 to $280,000 in the three months ended March 31, 1998. This increase was due to an increase in commission expense resulting from the increase in the license fees earned by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Sales and Marketing

Sales and marketing expenses increased 59.9% from $1.2 million in the three months ended March 31, 1997 to $1.9 million in the three months ended March 31, 1998. This increase was primarily due to the Company's continued expansion of its sales force globally, including North America, Europe, Latin America and Asia Pacific, and the associated expansion of its infrastructure. The Company anticipates that the establishment of new sales offices and the continued focus of the North American marketing efforts will increase its sales and marketing expenses in absolute dollars through the remainder of 1998, but are expected to remain at similar levels to 1997 as a percentage of total revenue.

Research and Development

Research and development expenses increased 165.4% from $1.5 million in the three months ended March 31, 1997 to $3.9 million in the three months ended March 31, 1998 and increased as a percentage of total revenue from 7.4% in the three months ended March 31, 1997 to 10.3% in the same period in 1998. This increase was due to increased development efforts by the Company on its CBP products for both the DB2/400 platform and UNIX platform and on creating innovative billing and customer care products. The Company intends to continue to invest resources to expand its product offerings in the future and therefore expects that research and development expenses will continue to increase during 1998 in absolute dollars but remain at similar levels to 1997 as a percentage of total revenues.

General and Administrative

General and administrative expenses increased 67.4% from $3.9 million in the three months ended March 31, 1997 to $6.5 million in the three months ended March 31, 1998 and decreased as a percentage of total revenue from 19.4% in the three months ended March 31, 1997 to 17.2% in the same period in 1998. The additional costs were attributable to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business.

Other Income and Expenses

Other income and other expenses, increased 104.2% from $354,000 in the three months ended March 31, 1997 to $723,000 in the three months ended March 31, 1998. Increased interest income on larger cash and short-term investment balances accounted for the majority of the increase in other income.

Provision for Income Taxes

The Company recorded a tax provision of $1.3 million in the three months ended March 31, 1997 representing an effective tax rate of 23.0%. Comparatively, a tax provision of $2.8 million was recorded in the three months ended March 31, 1998 representing an effective tax rate of 23.5%. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland. The standard rate of income tax that applies to non-manufacturing income, such as income earned on the Company's Irish cash investments, was 32% (36% during 1997). The Company's effective tax rate reflects the tax relief on manufacturing income subject to this reduced rate of tax which is below the statutory rates of Ireland, Canada and the United States. There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

Cash and cash equivalents decreased $11.1 million from $55.8 million at December 31, 1997 to $44.7 million at March 31, 1998. This decrease was attributable to a $17.9 million increase in short-term investments over the same period. On a combined basis, therefore, there was a total $6.8 million increase in cash and short-term investments due primarily to cash provided by operations and net proceeds received from the issuance of Ordinary Shares offset by the purchase of property and equipment and a software product.

Operating Activities

During the three months ended March 31, 1998, $3.1 million of cash was provided by operating activities representing an increase of $3.3 million over the $177,000 of cash used in the corresponding period in 1997. The major contributors to this change were the cash provided by a $4.8 million increase in net income and a $1.0 million increase in accrued expenses and other liabilities, partially offset by a $1.0 million increase in prepaid expenses and other assets.

Investing Activities

The net cash used in investing activities during the three months ended March 31, 1998 was comprised of $1.9 million to purchase property and equipment, $2.4 million to purchase other assets and $17.9 million invested in short-term investments. The Company continues to make property and equipment expenditures to support the growth of the Company as locations are expanded worldwide. The Company expects to continue to make property and equipment investments to support its business growth.

In February 1998, the Company purchased a telecommunications billing software product for resale for an amount of $2.0 million in cash with a commitment of at least $2.0 million in royalties to be paid over the next two years. In addition, the Company incurred acquisition costs of $370,000 as part of the purchase of the assets of BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHA Computer"), Australian telecommunications software companies, which occurred in April 1998. The assets were purchased for approximately $15.8 million in cash, plus the assumption of approximately $3.3 million in net liabilities. The Company funded the acquisition, in part, by the borrowing of approximately $15.0 million from the Company's working capital line of credit. The entire outstanding amount was repaid, in part, by the Company through the sale of 283,698 of its Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million.

Financing Activities

During the three months ended March 31, 1998 net cash provided from financing activities was $8.0 million. This was primarily due to the issue of Ordinary Shares pursuant to exercises of options under the employee stock option plan.

The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit from a financial institution that expires on August 31, 1999 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn of the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. No advances were drawn on this facility during the quarter ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


The Company had capital lease obligations in principal amounts of $442,000 as of March 31, 1998 ($470,000 at December 31, 1997) and subsequent to such date has incurred no additional capital lease obligations. Long-term liabilities include $2.0 million of minimum royalty payments due over the next two years as part of the purchase of a telecommunications billing software product.

As of March 31, 1998 the Company had $30.8 million in net accounts receivable. The average days sales outstanding ("DSO") at March 31, 1998 was approximately 74 days as compared to approximately 102 at March 31, 1997. DSO is calculated based on the average daily sales of the immediately preceding three month period divided by the net trade accounts receivable balance at the end of the period.

The Company believes that existing cash balances, funds generated by operations and the availability of the Company's line of credit will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.

Foreign Currency Exposure

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars, Pounds Sterling and Swiss Francs. The impact of foreign currency translation has not been material to the Company's operations.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's plans to expand its international and North American sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1998, the Company's plans for strategic acquisitions, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company, and general economic factors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing business and products. On April 3, 1998, the Company completed its acquisition of substantially all of the assets of BHA and BHA Computer. In addition, the Company purchased an interconnect telecommunications software product from a Swedish company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need to obtain regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company, and in the case of equity offerings, may result in dilution to the Company's shareholders.

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

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.0   Financial Data Schedule

         (b)   Reports on form 8-K

               The  Company  filed a current  Report on Form 8-K dated
               April 3,1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SAVILLE SYSTEMS PLC
                                     (Registrant)


Date:     May 5, 1998                By:      /s/ John J. Boyle, III
                                              John J. Boyle, III
                                              Chairman and CEO




Date:     May 5, 1998                By:      /s/ Christopher A. Hanson
                                              Christopher A. Hanson
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)