Form 10-Q
period 1998-06-30
SAVILLE SYSTEMS PLC
filed 1998-08-12
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Number of shares outstanding of the registrant's class of Ordinary Shares as of July 31, 1998 was 38,652,159.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION                    PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1998
         (unaudited) and December 31, 1997                                   3

         Consolidated Statements of (Loss) Income for the three months
         and for the six months ended June 30, 1998 and 1997 (unaudited)     4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and 1997 (unaudited)                                  5

         Notes to Consolidated Financial Statements (unaudited)            6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-15


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities                                              16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                  18

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars, except share data amounts)


                                                      June 30     December 31
                                                        1998         1997
                                                    (unaudited)
---------------------------------------------------------------- -------------
ASSETS
Current
Cash and cash equivalents                            $   31,880    $   55,785
Short-term investments                                   47,611        13,015
Accounts receivable, less allowance for doubtful
accounts of $1,737 and $1,687, respectively              36,799        22,373
Prepaid expenses and other assets                         5,540         3,581
---------------------------------------------------------------- -------------
Total current assets                                    121,830        94,754
Property and equipment, net                              12,835        10,621
Other assets, net                                         6,675           -
---------------------------------------------------------------- -------------
Total assets                                          $ 141,340     $ 105,375
---------------------------------------------------------------- -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                          5,758         5,336
Accrued compensation and related benefits                 7,616         5,248
Accrued expenses and other liabilities                    4,595         3,084
Income taxes payable                                      7,892         7,167
Deferred revenue                                          9,012         3,402
Current portion of long-term liabilities                  1,136           134
---------------------------------------------------------------- -------------
Total current liabilities                                36,009        24,371
Long-term liabilities                                     1,257           336
Minority interest                                           240           366
---------------------------------------------------------------- -------------
Total liabilities                                        37,506        25,073
---------------------------------------------------------------- -------------

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
  Authorized:  75,000,000
  Issued and outstanding:  38,652,159 and 37,504,596         97            94
Deferred Ordinary Shares, nominal value
  IR(punt)1.00 per share
  Authorized, issued and outstanding:  30,000                48            48
Additional paid-in capital                               61,521        37,734
Retained earnings                                        42,984        42,750
Accumulated other comprehensive income                    (816)         (324)
---------------------------------------------------------------- -------------
Total shareholders' equity                              103,834        80,302
---------------------------------------------------------------- -------------
Total liabilities and shareholders' equity            $ 141,340     $ 105,375
---------------------------------------------------------------- -------------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)


                                                      Three months ended              Six months ended
                                                    June 30         June 30        June 30         June 30
                                                      1998           1997            1998             1997
-------------------------------------------- --------------- --------------- -------------- ---------------
REVENUE
Services                                           $ 31,114        $ 20,088       $ 61,053        $ 36,603
License fees                                         11,797           5,405         19,880           9,020
-------------------------------------------- --------------- --------------- -------------- ---------------
Total revenue                                        42,911          25,493         80,933          45,623
-------------------------------------------- --------------- --------------- -------------- ---------------
EXPENSES
Cost of services                                     16,063           9,448         30,111          17,485
Cost of license fees                                    270             128            550             216
Sales and marketing                                   2,186           1,522          4,108           2,724
Research and development                              5,968           2,530          9,899           4,011
General and administrative                            7,780           4,913         14,323           8,822
Charge for purchased in-process research and
development                                          18,808              -          18,808              -
-------------------------------------------- --------------- --------------- -------------- ---------------
Total expenses                                       51,075          18,541         77,799          33,258
-------------------------------------------- --------------- --------------- -------------- ---------------
(Loss) income from operations                       (8,164)           6,952          3,134          12,365
Other income, net                                       631             559          1,354             913
-------------------------------------------- --------------- --------------- -------------- ---------------
(Loss) income before income taxes                   (7,533)           7,511          4,488          13,278
Provision for income taxes                            1,429           1,995          4,254           3,320
-------------------------------------------- --------------- --------------- -------------- ---------------
(Loss) income before minority interest              (8,962)           5,516            234           9,958
Minority interest share in subsidiaries' net
income                                                   -               75             -              115
-------------------------------------------- --------------- --------------- -------------- ---------------
Net(loss)income                                   $ (8,962)        $  5,441      $     234       $   9,843
-------------------------------------------- --------------- --------------- -------------- ---------------
Basic (loss) earnings per share                  $   (0.23)       $    0.15      $    0.01      $     0.27
Diluted (loss) earnings per share                $   (0.22)       $    0.14      $    0.01      $     0.25
-------------------------------------------- --------------- --------------- -------------- ---------------
(in thousands)
Ordinary shares                                      38,554          36,449         38,188          36,329
Ordinary shares assuming dilution                    41,269          39,131         41,057          38,841
-------------------------------------------- --------------- --------------- -------------- ---------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                          Six months ended
                                                       June 30       June 30
                                                        1998           1997
---------------------------------------------------------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $      234        $ 9,843
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           1,385            600
  Allowance for doubtful accounts                           585            614
  Minority interest in net income                            -             115
  Gain on sale of property and equipment                  (119)           (24)
  Compensation related to stock transactions               103             60
  Deferred taxes                                        (1,477)             -
  Charge for purchased in-process research
   and development                                       18,808             -
Changes in operating assets and liabilities:
  Accounts receivable                                  (15,023)        (8,997)
  Prepaid expenses and other assets                     (1,768)        (1,555)
  Accounts payable                                          160            955
  Accrued compensation and related benefits               2,367            843
  Accrued expenses and other liabilities                  (339)          2,113
  Income taxes payable                                      726          1,918
  Deferred revenue                                        5,610          7,371
---------------------------------------------------------------- --------------
Net cash provided by operating activities                11,252         13,856
---------------------------------------------------------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment                  (2,893)        (1,525)
Purchase of other assets                                (2,089)            -           -
Purchase of short-term investments                     (34,596)       (18,059)
Purchase of business assets                            (19,167)            -
---------------------------------------------------------------- --------------
Net cash used in investing activities                  (58,745)       (19,584)
---------------------------------------------------------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities                         (64)           (43)
Advances on operating line of credit                     15,100            -
Repayments on operating line of credit                 (15,100)            -
Proceeds from share issuances                            23,356          1,439
Share issue costs                                         (428)           (63)
Tax benefit on employee stock transactions                  634            645
---------------------------------------------------------------- --------------
Net cash provided by financing activities                23,498          1,978
---------------------------------------------------------------- --------------
Effect of exchange rate changes on cash                      90            (3)
---------------------------------------------------------------- --------------
Net decrease in cash and cash equivalents              (23,905)        (3,753)
Cash and cash equivalents, beginning of period           55,785         34,395
---------------------------------------------------------------- --------------
Cash and cash equivalents, end of period               $ 31,880        $30,642
---------------------------------------------------------------- --------------
Short-term investments                                   47,611         19,059
---------------------------------------------------------------- --------------
Cash and short-term investments                        $ 79,491        $49,701
---------------------------------------------------------------- --------------
Supplementary disclosure of cash flow information:
  Cash paid for interest                                    157            -
  Cash paid for income taxes                              4,043            833

See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements as of June 30, 1998  (unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended June 30, 1998 and 1997 and the financial position as of June 30, 1998.

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


2.       Share Capital

During the three and six month periods ended June 30, 1998 the Company issued 148,765 and 863,865 Ordinary Shares, respectively, to officers and employees pursuant to option exercises for aggregate cash consideration of approximately $1.4 million and $9.3 million, respectively. All of these shares were issued under the 1995 Share Option Plan ("1995 Plan") with the exception of approximately 62,000 issued under the 1996 Employee Share Purchase Plan ("1996 Plan").

During the three months ended June 30, 1998 the Company also issued 283,698 Ordinary Shares to BHA Pty Ltd. for aggregate consideration of approximately $14.0 million in order to fund, in part, an asset acquisition. See Note 5 "Acquisition".

The following table summarizes the activity in Ordinary Share options under the 1995 and 1996 Plans from December 31, 1997 to June 30, 1998:

                                        Number of Ordinary Share Options
------------------------------- ---------------- ---------------- -------------
                                 Available for     Unexercised       Weighted
                                     grant                         average price
                                                                     per share
Balance at December 31, 1997          5,449,408        4,279,435       $13.61

Options granted                     (2,236,773)        2,236,773        39.56
Options exercised                         -            (863,865)        10.78
Options cancelled                       107,617        (107,617)        30.30
------------------------------- ---------------- ---------------- -------------
Balance at June 30, 1998              3,320,252        5,544,726       $24.20
------------------------------- ---------------- ---------------- -------------

Saville Systems PLC

Notes to Consolidated Financial Statements as of June 30, 1998 (unaudited) (continued)

A summary of Ordinary Share options outstanding as of June 30, 1998 is as follows:


------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding      Range of          Weighted          Weighted       Exercisable at       Weighted
                   Exercise Prices       Average           Average        June 30, 1998        Average
                                      Exercise Price      Remaining                         Exercise Price
                                                         Contractual                        of Exercisable
                                                       Life (in years)                         Options
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
          235,528          $1.20          $1.20              1.6             235,528             1.20
        1,105,271      4.33-5.00           4.48              7.2             552,266             4.55
           40,590     7.50-13.32           8.79              7.6              27,256             8.28
        1,584,162    14.06-21.50          18.62              8.6             643,155            18.81
          207,000    21.75-32.56          29.51              9.3               8,666            25.44
        2,218,875    33.50-50.25          38.23              9.3                -                 -
          153,300    50.25-59.00          53.06              9.8                -                 -
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        5,544,726    $1.20-59.00         $24.20              8.4           1,466,871           $10.46
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

Of the options granted in 1998, approximately 1,698,000 options were granted to employees and directors that may vest earlier than the original three year vesting period if the market price of the Company's American Depositary Receipts
(ADRs) increases in specified time frames. At June 30, 1998, approximately 1,647,000 of these options were outstanding.

3.        Comprehensive (Loss) Income

The Company has adopted  Statement of  Financial  Accounting  Standards  No. 130
(SFAS 130), "Reporting Comprehensive Income", which became effective for the Company's quarter ended March 31, 1998. The Company's comprehensive income was as follows:

(in thousands of U.S. dollars)

                                  Three months ended        Six months ended
                                 June 30     June 30      June 30     June 30
                                   1998       1997          1998       1997
----------------------------- ------------ ----------- ------------ ------------
Net (loss) income                $(8,962)    $5,441         $234      $9,843
Foreign currency translation
adjustment, net of NIL tax          (523)         7        (492)         (26)
                              ------------ ----------- ------------ ------------

Comprehensive (loss) income      $(9,485)    $5,448        $(258)     $9,817
                              ============ =========== ============ ============

The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.

4.       Other Assets

In February 1998, the Company purchased telecommunications interconnect billing software technology for resale from a Swedish company for an amount of $2.0 million in cash with a commitment of at least $2.0 million in royalties to be paid over the next two years. The total cost of the software at June 30, 1998, including acquisition costs and minimum royalty payments, was $4.1 million.
Long-term liabilities include the $2.0 million minimum royalty payments, of which $1.0 million is due on January 31, 1999 and is included in the current portion of long-term liabilities. During the three months ended June 30, 1998 the Company, with the assistance of an independent appraiser, completed its review of the technology acquired and determined that at the time of the purchase, technological feasibility had not been reached and there was no alternative future use for this technology. At that time, further development was required to integrate the technology into a product for future sale and accordingly, the Company recorded a one-time charge to the Company's consolidated results of $4.1 million for in-process research and development.

5.       Acquisition

On April 3, 1998 the Company acquired the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC") for approximately $15.8 million in cash and the settlement of approximately $3.3 million in related bank debt, as well as approximately $906,000 in acquisition related costs and expenses including applicable duties and taxes. The Company funded the acquisition, in part, by the borrowing of approximately $15.1 million from the Company's working capital line of credit. The entire amount borrowed was repaid during the quarter ended June 30, 1998, in part, through the issuance of 283,698 of its Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million.

This asset acquisition was accounted for using the purchase method of accounting and results have been included since the date of acquisition. The assets consist of those assets used by BHA and BHAC in developing and marketing customer care and billing software for the telecommunications industry, including property and equipment, intellectual property and the benefit of current BHA and BHAC contracts. The purchase price was allocated based on estimated fair values at the date of acquisition. The intellectual property purchased included certain in-process research and development which the Company determined, with the assistance of an independent appraiser, that at the time of acquisition it had not reached technological feasibility and had no alternative future use. This resulted in a one-time charge to the Company's consolidated results of $14.7 million. The aggregate cost of the acquisition exceeded the estimated fair value of the acquired net assets by $3.1 million, which is being amortized on a straight-line basis over the estimated useful life of such assets of seven years.

6.       Recently Issued Accounting Standards

The American Institute of Certified Public Accountants (AICPA) has issued Statements of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") which was effective for the Company's quarter ended March 31, 1998 and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4") which was effective as of March 31, 1998. The Company's revenue recognition policies were largely unaffected by SOP 97-2 and SOP 98-4 and are in accordance with their requirements.

Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") has also been issued and provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has adopted SOP 98-1 as of January 1, 1998.

Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") has also been issued and will be effective for the Company's December 31, 1999 year end. The Company does not expect any significant impact of this pronouncement on its consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Saville is a leading provider of customer care and billing solutions for service providers in the telecommunications market. The Company offers an innovative convergent billing product called Saville CBP(R) ("CBP") that operates on DB2/400 and Oracle/UNIX platforms for the telecommunications and energy markets. The Oracle/UNIX-based platform of this software was introduced to the market in December 1997. In addition, Saville offers its customers a full range of professional services. The Company assists a customer in analyzing the customer's requirements and then designs, develops and implements a customer care and billing solution. The customer can either license the solution from Saville or the solution can be provided by a Company operated service bureau. Saville has also introduced facilities management services. This service allows customers to contract with Saville to manage the operation of the customized billing software on customer owned hardware. Saville also assists its customers on an ongoing basis by addressing their changing business needs through future enhancements and developments to their customer care and billing solutions.

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


Results of Operations

Revenue

Total revenue increased 68.3% from $25.5 million in the three months ended June 30, 1997 to $42.9 million in the three months ended June 30, 1998, and increased 77.4% from $45.6 million in the six months ended June 30, 1997 to $80.9 million in the six months ended June 30, 1998 due to overall increases in services and license fees as described below.

Services revenue increased 54.9% from $20.1 million in the three months ended June 30, 1997 to $31.1 million in the three months ended June 30, 1998 and increased 66.8% from $36.6 million in the six months ended June 30, 1997 to $61.1 million in the six months ended June 30, 1998. The increase in both periods was attributable primarily to an increase in consulting and implementation services provided to new customers as well as increases in projects for existing customers and, to a lesser extent, the inclusion of revenue from the operations since the acquisition of the assets of BHA and BHAC in April 1998. As a result of the significant merger and consolidation activity currently being experienced by the telecommunications industry, including certain customers of the Company, the Company expects revenue to maintain current levels in the near term.

License fees revenue increased 118.3% from $5.4 million in the three months ended June 30, 1997 to $11.8 million in the three months ended June 30, 1998, and increased 120.4% from $9.0 million in the six months ended June 30, 1997 to $19.9 million in the six months ended June 30, 1998. The increase in both the quarterly and six month results was due primarily to the recognition of additional license fees for the Company's CBP product contracted in both 1997 and 1998 and, to a lesser extent, fees recognized with the execution of an authorized reseller agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Services

Cost of services increased 70.0% from $9.4 million in the three months ended June 30, 1997 to $16.1 million in the three months ended June 30, 1998, and increased 72.2% from $17.5 million in the six months ended June 30, 1997 to $30.1 million in the six months ended June 30, 1998. As a percentage of services revenue, cost of services increased from 47.0% and 47.8% in the three months and six months ended June 30, 1997 to 51.6% and 49.3%, respectively, in the same periods in 1998. The overall increase in cost of services was primarily due to additional personnel hired to support the growth of the Company including those employees hired as a result of the acquisition of the assets of BHA and BHAC, as well as additional costs incurred to attract and retain qualified personnel. The increase in cost of services as a percentage of services revenue is due primarily to the training of current personnel on the UNIX platform, the hiring of additional UNIX-skilled personnel in anticipation of additional services related to the Company's UNIX-based CBP product, and to a lesser extent, the use of more independent contractors to support the Company's services. As the market demands for skilled employees and contractors increase, the Company expects that the costs to attract, retain and train personnel will continue to increase.
Also, as the Company continues to expand, it expects the overall costs of services to increase accordingly.

Cost of License Fees

Cost of license fees increased 110.9% from $128,000 in the three months ended June 30, 1997 to $270,000 in the three months ended June 30, 1998, and increased 154.6% from $216,000 in the six months ended June 30, 1997 to $550,000 in the six months ended June 30, 1998. This increase was due to an increase in commission expense resulting from the increase in the license fees earned by the Company.

Sales and Marketing

Sales and marketing expenses increased 43.6% from $1.5 million in the three months ended June 30, 1997 to $2.2 million in the three months ended June 30, 1998, and increased 50.8% from $2.7 million in the six months ended June 30, 1997 to $4.1 million in the six months ended June 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased from 6.0% in the three months and six months ended June 30, 1997 to 5.1% in the same periods in 1998. The overall increase was primarily due to the Company's continued expansion of its sales force globally, including in North America, Europe, Latin America and Asia Pacific, the associated expansion of its infrastructure and the inclusion of the sales and marketing costs in Australia as a result of the acquisition of the assets of BHA and BHAC. The Company anticipates that the establishment of new sales offices and the continued emphasis on its North American and European marketing efforts will increase its sales and marketing expenses in absolute dollars through the remainder of 1998 and that such expenses will remain at similar levels to the first half of 1998 as a percentage of total revenue.

Research and Development

Research and development expenses increased 135.9% from $2.5 million in the three months ended June 30, 1997 to $6.0 million in the three months ended June 30, 1998, and increased 146.8% from $4.0 million in the six months ended June 30, 1997 to $9.9 million in the six months ended June 30, 1998. As a percentage of total revenue, research and development expenses increased from 9.9% and 8.8% in the three months and six months ended June 30, 1997, respectively, to 13.9% and 12.2%, respectively, in the same periods in 1998. Both the overall increase and the increase as a percentage of total revenue was due to increased development efforts by the Company on its CBP products for both the DB2/400 platform and UNIX platform, including a scheduled additional release of its UNIX-based product later this year and the development of acquired technology, as well as the use of more independent contractors to support these development activities. The Company intends to continue to invest resources to expand and enhance its product offerings in the future and therefore expects that research and development expenses will remain at similar levels to the first half of 1998.

General and Administrative

General and administrative expenses increased 58.4% from $4.9 million in the three months ended June 30, 1997 to $7.8 million in the three months ended June 30, 1998, and increased 62.4% from $8.8 million in the six months ended June 30, 1997 to $14.3 in the six months ended June 30, 1998. As a percentage of total revenue, general and administrative expenses decreased from 19.3% in the three months and six months ended June 30, 1997 to 18.1% and 17.7%, respectively, in the same periods in 1998. The overall additional costs were attributable to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business, including the acquisition of the assets of BHA and BHAC in April 1998.

Charge for Purchased In-Process Research and Development

With the assistance of an independent appraiser, the Company conducted a review of the interconnect billing software technology purchased in February 1998 (see
Note 4) and of the in-process research and development purchased with the assets of BHA and BHAC (see Note 5). The Company determined that at the time of acquisition for each of these purchases, technological feasibility had not been reached and the technology had no alternative future use. This resulted in a one-time charge to the Company's consolidated results of $17.7 million net of a deferred tax benefit of $1.1 million. Subsequent to these purchases, the Company continues to invest in research and development efforts in order for each of these to reach technological feasibility. Any costs incurred have been expensed to date.

Other Income and Expenses

Other income and other expenses increased 12.9% from $559,000 in the three months ended June 30, 1997 to $631,000 in the three months ended June 30, 1998, and increased 48.3% from $913,000 in the six months ended June 30, 1997 to $1,354,000 in the six months ended June 30, 1998. Increased interest income on larger cash and short-term investment balances accounted for the majority of the increase in other income.

Provision for Income Taxes

The Company recorded a tax provision of $2.0 million and $3.3 million in the three and six months ended June 30, 1997 representing effective tax rates of 26.6% and 25.0%, respectively. Comparatively, tax provisions of $2.5 million and $5.4 million were recorded in the three and six months ended June 30, 1998 before the deferred tax benefit of $1.1 million recognized on the one-time charge for purchased in-process research and development of $18.8 million. These provisions for the 1998 periods represent effective tax rates of 23.0% and 23.2%, respectively. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland and a 32% tax rate on "non-manufacturing" income, such as income earned on the Company's Irish cash investments. The Company's effective tax rate reflects the tax relief on manufacturing income subject to this reduced rate of tax, which is below the statutory rates of Ireland, Canada, the United States and Australia. There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.

Liquidity and Capital Resources

On a combined basis, cash and cash equivalents and short-term investments increased $10.7 million from $68.8 million at December 31, 1997 to $79.5 million at June 30, 1998. This increase was composed of a decrease in cash and cash equivalents of $23.9 million from $55.8 million at December 31, 1997 to $31.9 million at June 30, 1998 that was more than offset by an increase in short-term investments of $34.6 million from $13.0 million at December 31, 1997 to $47.6 million at June 30, 1998. This overall increase in cash and short-term investments was due primarily to cash provided by operations and net proceeds received from the issuance of Ordinary Shares offset by the purchase of property and equipment, a software product and the assets of BHA and BHAC.

Operating Activities

During the six months ended June 30, 1998, net cash provided by operating activities was $11.3 million. During this period, the Company received cash of $5.6 million from deferred revenue from customers offset by a $15.0 million use of cash as accounts receivable balances grew in relation to increasing revenue.

Investing Activities

The net cash used in investing activities during the six months ended June 30, 1998 was comprised of $2.9 million to purchase property and equipment, $2.1 million to purchase other assets, $34.6 million invested in short-term investments and $19.2 million to purchase the assets of BHA and BHAC (see Note
5) which included the settlement of $3.3 million in related bank debt as well as approximately $906,000 in acquisition related costs and expenses. The Company continues to make property and equipment expenditures to support the growth of the Company as locations are expanded worldwide and expects to continue to make property and equipment investments to support its business growth.

Financing Activities

During the three months ended June 30, 1998 net cash provided from financing activities was $23.5 million. This was primarily due to the issue of Ordinary Shares in relation to the asset acquisition of BHA and BHAC and to employees pursuant to exercises of options under the 1995 Share Option Plan.

The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit from a financial institution that expires on August 31, 1999 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn of the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. Total advances drawn on this facility during the three months ended June 30, 1998 were approximately $15.1 million and were used to fund, in part, the acquisition of the assets of BHA and BHAC (see Note 5). The entire amount borrowed was repaid during the quarter ended June 30, 1998, in part, by the Company through the issuance of 283,698 of its Ordinary shares in relation to the asset acquisition of BHA and BHAC for aggregate consideration of approximately $14.0 million.

The Company had capital lease obligations in principal amounts of $394,000 as of June 30, 1998 ($470,000 as of December 31, 1997) and subsequent to such date has incurred no additional capital lease obligations. Long-term liabilities include $2.0 million of minimum royalty payments due over the next two years as part of the purchase of a telecommunications billing software product, of which $1.0 million is due on January 31, 1999 and is included in the current portion of long-term liabilities.

The Company believes that existing cash balances, funds generated by operations and the availability of the Company's line of credit will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.

Foreign Currency Exposure

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars, Pounds Sterling, Australian dollars, New Zealand dollars and Swiss Francs. The impact of foreign currency translation has not been material to the Company's overall operations.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's expectation that revenue will maintain current levels in the near term, the Company's plans to expand its international and North American sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1998, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company and general economic factors.

Historically, the Company has been dependent on long-term customer relationships. To date, a substantial portion of the Company's total revenues has been derived from a relatively small number of customers, which concentration can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on these customers' requirements and the timing of their orders. The Company's future success depends in large part on its ability to maintain its current relationships and develop new customer relationships with successful telecommunications and energy service providers. There can be no assurance that the Company will be able to develop and maintain such long-term relationships or that the service providers that are or become customers of the Company will be successful. In addition, the telecommunications market is presently experiencing significant merger, consolidation and alliance formation activity among both established and start-up carriers. A consolidation or alliance affecting one of the Company's customers could result in such customer shifting to another billing system, thus decreasing such customer's use of the Company's services. A significant decrease in business from any of its major customers or the failure of the Company to compete effectively for new customers in the telecommunications and energy markets, would have a material adverse effect on the Company's business, financial condition and results of operations.

The billing and customer care industry is intensely competitive. The Company competes with both independent providers of systems and services similar to those offered by the Company and with internal billing departments of existing telecommunications and energy service providers, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

The market for the Company's  products is characterized  by rapid  technological change, frequent new product introductions, evolving industry standards and changing customer needs. The Company has recently introduced its UNIX-based CBP for Oracle product, with an additional version release of this product scheduled for later this year. In addition to the resources used for this scheduled release, the Company is currently devoting significant resources to develop, refine and enhance its DB2/400-based CBP product and additional customer care and billing technology acquired in the past six months. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. If the Company is unable to develop and introduce new products and services in a timely manner, or if the Company's new products, developments and enhancements do not gain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

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

The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing business and products. On April 3, 1998, the Company completed its acquisition of substantially all of the assets of BHA and BHAC. In addition, the Company purchased an interconnect telecommunications software product from a Swedish company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need to obtain regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company, and in the case of equity offerings, may result in dilution to the Company's shareholders.

Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins and could also result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent, as do the laws of the United States. If unauthorized copying or misuse of the Company's products was to occur to any substantial degree, the Company's business, results or operations and financial condition could be materially adversely affected.

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and, under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a rate that is substantially lower than U.S. tax rates. If the Company could no longer qualify for this lower tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected. In addition, if U.S., Canadian, Australian or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase and its cash flow and results of operations could be materially adversely affected.

The Company is reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company's current software product releases are year 2000 ready, and therefore the Company does not believe that it will need to undertake material research and development efforts in this regard. The Company's review, correction, and upgrade of its internal systems to ensure year 2000 readiness is ongoing. The Company believes that any correction or upgrade necessary to make the Company's major internal systems year 2000 ready will be completed by early 1999 and that the cost of such actions will not have a material adverse effect on the Company's results of operations or financial condition. There can be no assurances that there will not be a delay in, or increased or material costs associated with, the implementation of any corrections or upgrades or that the Company will suffer no material adverse effects from the year 2000 problem, including due to the lack of readiness on the part of third party suppliers of goods and services to the Company.

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held the 1998 Annual General Meeting of Shareholders (the "Annual Meeting) on April 23, 1998. At the Annual meeting, the following actions were taken.

         1. The shareholders considered the audited accounts of the Company for the year ended December 31, 1997 and the Reports of the Directors and the Auditors thereon;

         2. The shareholders re-elected John A Blanchard III, Brian E. Boyle, Richard A. Licursi and John W. Sidgmore as Class II Directors of the Company, each to serve for a two year term and re-elected John
              J. Boyle III, James B. Murray, Jr. and Bruce A. Saville as Class III Directors of the Company, each to serve for a three-year term. Holders of 34,427,745 Ordinary Shares voted for Messrs. Blanchard, Boyle, Licursi, Sidgmore, Boyle, Murray and Saville respectively, 8,900 Ordinary Shares against and 124,111 Ordinary Shares not voting;

         3. The shareholders ratified the reappointment of Ernst & Young as the Company's independent auditors by a vote of 34,530,075 Ordinary Shares for, 1,377 Ordinary Shares against and 29,304 Ordinary Shares not voting;

         4. The shareholders re-approved the adoption of the Company's 1995 Share Option Plan, as amended by a vote of 25,734,361 Ordinary Shares for, 8,744,661 Ordinary Shares against and 81,734 Ordinary Shares not voting;

         5. The shareholders authorized the directors to determine the remuneration of the independent auditors by a vote of 34,523,913 Ordinary Shares for, 6,209 Ordinary Shares against and 30,634 Ordinary Shares not voting, and

         6. The shareholders authorized the holding of the 1999 Annual General Meeting of the Company in North America by a vote of 34,527,813 Ordinary Shares for, 2,759 Ordinary Shares against and 30,184 Ordinary Shares not voting.


Item 5.  Other Information

         Shareholder Proposals for 1999 Annual General Meeting

         As set  forth in the  Company's  Proxy  Statement  for its 1998  Annual
         General Meeting of Shareholders, shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual General Meeting of Shareholders must be received by the Company at its principal office in Galway, Ireland no later than November 25, 1998.

         Shareholder proposals to be presented at the 1999 Annual General Meeting of Shareholders, other than shareholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be received in writing by the Company no later than February 8, 1999, unless the 1999 Annual General Meeting of Shareholders is scheduled to take place before March 24, 1999. Any such proposals should be mailed to the Company at its principal office in Galway, Ireland


Item 6.  Exhibits and Reports on Form 8-K

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

                                              SAVILLE SYSTEMS PLC
                                              (Registrant)


Date:    August 10, 1998                      By:      /s/ Christopher A. Hanson
                                                       Christopher A. Hanson
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)