Form 10-Q
period 1998-09-30
SAVILLE SYSTEMS PLC
filed 1998-11-02
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Number of shares outstanding of the registrant's class of Ordinary Shares as of October 26, 1998 was 38,731,973.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION                    PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
         (unaudited) and December 31, 1997                                   3

         Consolidated Statements of Income for the three months
         and for the nine months ended September 30, 1998 and 1997
         (unaudited)                                                         4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997 (unaudited)                             5

         Notes to Consolidated Financial Statements (unaudited)            6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-16


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities                                              17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                  18

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars, except share data amounts)


                                                           Sept. 30    Dec. 31
                                                             1998        1997

                                                          (unaudited)
------------------------------------------------------------------- ----------
ASSETS
Current
Cash and cash equivalents                                 $ 37,240   $ 55,785
Short-term investments                                      44,604     13,015
Accounts receivable, less allowance for
doubtful accounts of  $1,740 and $1,687, respectively       37,827     22,373
Prepaid expenses and other assets                            5,120      3,581
------------------------------------------------------------------- ----------
Total current assets                                       124,791     94,754
Property and equipment, net                                 12,390     10,621
Other assets, net                                            6,266        -
------------------------------------------------------------------- ----------
Total assets                                             $ 143,447  $ 105,375
------------------------------------------------------------------- ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                             3,256      5,336
Accrued compensation and related benefits                    6,263      5,248
Accrued expenses and other liabilities                       6,555      3,084
Income taxes payable                                         7,302      7,167
Deferred revenue                                             4,358      3,402
Current portion of long-term liabilities                     1,114        134
------------------------------------------------------------------- ----------
Total current liabilities                                   28,848     24,371
Long-term liabilities                                        1,213        336
Minority interest                                              244        366
------------------------------------------------------------------- ----------
Total liabilities                                           30,305     25,073
------------------------------------------------------------------- ----------

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
  Authorized:  75,000,000
  Issued and outstanding:  38,731,115 and 37,504,596            97         94
Deferred Ordinary Shares, nominal value
  IR(punt)1.00 per share
  Authorized, issued and outstanding:  30,000                   48         48
Additional paid-in capital                                  62,680     37,734
Retained earnings                                           51,554     42,750
Accumulated other comprehensive income                     (1,237)      (324)
------------------------------------------------------------------- ----------
Total shareholders' equity                                 113,142     80,302
------------------------------------------------------------------- ----------
Total liabilities and shareholders' equity               $ 143,447  $ 105,375
------------------------------------------------------------------- ----------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)


                                                    Three months ended              Nine months ended
                                                 Sept. 30        Sept. 30       Sept. 30         Sept. 30
                                                    1998           1997            1998             1997
------------------------------------------ --------------- --------------- -------------- ----------------
REVENUE
Services                                         $ 31,332        $ 22,575        $92,385         $ 59,178
License fees                                       11,245           6,006         31,125           15,026
------------------------------------------ --------------- --------------- -------------- ----------------
Total revenue                                      42,577          28,581        123,510           74,204
------------------------------------------ --------------- --------------- -------------- ----------------

EXPENSES
Cost of services                                   15,505          10,852         45,616           28,337
Cost of license fees                                  372             165            922              381
Sales and marketing                                 2,194           1,600          6,302            4,324
Research and development                            5,362           2,805         15,261            6,816
General and administrative                          8,851           5,325         23,174           14,147
Charge for purchased in-process research
and development                                       -                -          18,808               -
------------------------------------------ --------------- --------------- -------------- ----------------
Total expenses                                     32,284          20,747        110,083           54,005
------------------------------------------ --------------- --------------- -------------- ----------------
Income from operations                             10,293           7,834         13,427           20,199
Other income, net                                     837             596          2,191            1,509
------------------------------------------ --------------- --------------- -------------- ----------------
Income before income taxes                         11,130           8,430         15,618           21,708
Provision for income taxes                          2,560           2,096          6,814            5,416
------------------------------------------ --------------- --------------- -------------- ----------------
Income before minority interest                     8,570           6,334          8,804           16,292
Minority interest share in subsidiaries'
net income                                             -               50             -               165
------------------------------------------ --------------- --------------- -------------- ----------------
Net income                                        $ 8,570          $6,284        $ 8,804         $ 16,127
------------------------------------------ --------------- --------------- -------------- ----------------
Basic earnings per share                           $ 0.22          $ 0.17         $ 0.23           $ 0.44
Diluted earnings per share                         $ 0.21          $ 0.16         $ 0.22           $ 0.41
------------------------------------------ --------------- --------------- -------------- ----------------
(in thousands)
Ordinary shares                                    38,679          36,965         38,352           36,541
Ordinary shares assuming dilution                  40,271          39,597         40,795           39,093
------------------------------------------ --------------- --------------- -------------- ----------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                            Nine months ended
                                                          Sept. 30    Sept. 30
                                                            1998         1997
-------------------------------------------------------------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $8,804    $16,127
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                2,602        975
 Allowance for doubtful accounts                              2,762      1,010
 Minority interest in net income                                  -        165
 (Gain) loss on sale of property and equipment                (122)         54
 Compensation related to stock transactions                     155         60
 Deferred taxes                                             (1,477)          -
 Charge for purchased in-process research
   and development                                           18,808          -
Changes in operating assets and liabilities:
  Accounts receivable                                      (18,218)   (13,777)
  Prepaid expenses and other assets                         (1,350)    (1,592)
  Accounts payable                                          (2,374)      2,372
  Accrued compensation and related benefits                   1,015      2,422
  Accrued expenses and other liabilities                      2,828      1,939
  Income taxes payable                                          135      2,248
  Deferred revenue                                              956      4,022
-------------------------------------------------------------------- ----------
Net cash provided by operating activities                    14,524     16,025
-------------------------------------------------------------------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment                      (3,725)    (3,450)
Purchase of other assets                                    (2,089)          -
Net purchase of short-term investments                     (31,589)   (21,004)
Purchase of business assets                                (20,436)          -
-------------------------------------------------------------------- ----------
Net cash used in investing activities                      (57,839)   (24,454)
-------------------------------------------------------------------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities                             (97)          -
Advances on operating line of credit                         15,100          -
Repayments on operating line of credit                     (15,100)          -
Proceeds from share issuances                                24,505      8,059
Share issue costs                                             (418)      (140)
Tax benefit on employee stock transactions                      653        645
-------------------------------------------------------------------- ----------
Net cash provided by financing activities                    24,643      8,564
-------------------------------------------------------------------- ----------
Effect of exchange rate changes on cash                         127        (6)
-------------------------------------------------------------------- ----------
Net increase (decrease) in cash and cash equivalents       (18,545)        129
Cash and cash equivalents, beginning of period               55,785     34,395
-------------------------------------------------------------------- ----------
Cash and cash equivalents, end of period                    $37,240    $34,524
-------------------------------------------------------------------- ----------
Short-term investments                                       44,604     22,004
-------------------------------------------------------------------- ----------
Cash and short-term investments                             $81,844    $56,528
-------------------------------------------------------------------- ----------
Supplementary disclosure of cash flow information:
  Cash paid for income taxes                                  7,155      2,600


See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements as of September 30, 1998  (unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended September 30, 1998 and 1997 and the financial position as of September 30, 1998.

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


2.       Share Capital


During the three and nine month periods ended September 30, 1998 the Company issued 78,956 Ordinary Shares for approximately $1.1 million and 942,821 Ordinary Shares for approximately $10.5 million, respectively, to officers and employees pursuant to option exercises and stock issuances under the 1995 Share Option Plan ("1995 Plan") and the 1996 Employee Share Purchase Plan ("1996 Plan").

During the three months ended June 30, 1998 the Company also issued 283,698 Ordinary Shares to BHA Pty Ltd. for aggregate consideration of approximately $14.0 million in order to fund, in part, an asset acquisition. See Note 4 "Acquisition and Other Assets".

The following table summarizes the activity in Ordinary Share options under the 1995 and 1996 Plans from December 31, 1997 to September 30, 1998:


                                        Number of Ordinary Share Options
----------------------------------------------- --------------- ---------------
                               Available for     Unexercised        Weighted
                                   grant                         average price
                                                                   per share
Balance at December 31, 1997       5,449,408       4,279,435        $13.61

Options granted                  (2,657,201)       2,657,201         36.05
Options exercised                      -           (942,821)         11.09
Options cancelled                    179,290       (179,290)         34.20

Balance at September 30, 1998      2,971,497       5,814,525        $23.64
----------------------------------------------- --------------- ---------------

A summary of Ordinary Share options outstanding as of September 30, 1998 is as follows:


------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding       Range of          Weighted          Weighted       Exercisable at       Weighted
                    Exercise Prices       Average           Average        Sept. 30, 1998       Average
                                       Exercise Price      Remaining                         Exercise Price
                                                          Contractual                        of Exercisable
                                                        Life (in years)                         Options
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
           235,528       $1.20             $1.20              1.3               235,528          $ 1.20
         1,094,784      4.33-5.00           4.49              6.9             1,021,449            4.45
            48,590     7.50-13.69           9.54              7.8                29,256            8.62
         1,859,381    14.06-21.50          18.08              8.5               650,634           18.75
           296,500    21.75-32.56          30.28              9.2                17,332           28.71
         2,143,442    33.50-50.25          38.24              9.3                18,666           33.75
           136,300    50.75-55.00          53.05              9.5                  -               -
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
         5,814,525    $1.20-55.00         $23.64            8.2               1,972,865          $ 9.33
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

3.       Comprehensive Income

The Company has adopted  Statement of  Financial  Accounting  Standards  No. 130
(SFAS 130), "Reporting Comprehensive Income", which became effective for the Company's quarter ended March 31, 1998. The Company's comprehensive income was as follows:

(in thousands of U.S. dollars)


                                 Three months ended      Nine months ended
                               Sept. 30     Sept. 30   Sept. 30     Sept. 30
                                 1998         1997       1998         1997
-------------------------------------------------------------------------------
Net income                      $8,570       $6,284     $8,804      $16,127
Foreign currency translation
adjustment, net of NIL tax        (421)          (4)      (913)         (30)
                              -------------------------------------------------

Comprehensive income            $8,149       $6,280     $7,891      $16,097
                              =================================================


The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.


4.   Acquisition and Other Assets


During the quarter ended September 30, 1998, the Company did not have any acquisition activity. However, in April 1998 the Company acquired the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC") for approximately $15.8 million in cash and the settlement of approximately $3.3 million in related bank debt, as well as approximately $906,000 in acquisition related costs and expenses including applicable duties and taxes. The Company funded the acquisition, in part, by the borrowing of approximately $15.1 million from the Company's working capital line of credit. The entire amount borrowed was repaid during the quarter ended June 30, 1998, in part, through the issuance of 283,698 of its Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million.

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

Also, during 1998, the Company purchased telecommunications interconnect billing software technology for resale from a Swedish company for a total of $4.1 million, including acquisition costs.


During the three months ended June 30, 1998 the Company, with the assistance of an independent appraiser, completed its review of all technology acquired, including certain in-process research and development and determined that at the time of the purchase, technological feasibility had not been reached and there was no alternative future use for these technologies. At that time, further development was required to integrate the technology into a product for future sale and accordingly, the Company recorded a one-time charge to its consolidated results of $18.8 million for in-process research and development.


5.       Recently Issued Accounting Standards

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" has also been issued and will be effective for the Company's fiscal quarter ending September 30, 1999. The Company does not expect any significant impact of this pronouncement on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


Saville Systems PLC (the "Company") is a leading provider of customer care and billing solutions for service providers in the telecommunications market. The Company offers an innovative convergent billing platform product called Saville CBP(R) ("CBP") that operates on DB2/400 and Oracle/UNIX platforms for the telecommunications and energy markets. The Oracle/UNIX-based platform of this software was introduced to the market in December 1997, with the second version of this software product released in September 1998. In addition, Saville offers its customers a full range of professional services. The Company assists a customer in analyzing the customer's requirements and then designs, develops and implements a customer care and billing solution. The customer can either license CBP from Saville or a customer care and billing solution, including CBP, can be provided by a Company operated service bureau. Saville has also introduced facilities management services, which allows customers to contract with Saville to manage the operation of the customized billing software on customer owned hardware. Additionally, Saville is developing relationships with authorized integrators to provide implementation services to purchasers of the CBP products. Saville also assists its customers on an ongoing basis by addressing their changing business needs through future enhancements and developments to their customer care and billing solutions.

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


Results of Operations


Revenue

Total revenue increased 49.0% from $28.6 million in the three months ended September 30, 1997 to $42.6 million in the three months ended September 30, 1998, and increased 66.4% from $74.2 million in the nine months ended September 30, 1997 to $123.5 million in the nine months ended September 30, 1998 due to overall increases in services and license fees as described below. While the Company expects the current growth rate to be tempered by continued consolidation in the U.S. telecommunications marketplace, weakening credit markets and a slowdown in global growth, the Company believes that revenue growth will be strong in 1999.

Services revenue increased 38.8% from $22.6 million in the three months ended September 30, 1997 to $31.3 million in the three months ended September 30, 1998 and increased 56.1% from $59.2 million in the nine months ended September 30, 1997 to $92.4 million in the nine months ended September 30, 1998. The increase in both periods was attributable primarily to an increase in consulting and implementation services provided to new customers as well as continued service to existing customers. To a lesser extent, increased service bureau revenue due to new initiatives, as well as the inclusion of revenue from the operations of the Company's Australian subsidiary since the acquisition of the assets of BHA and BHAC in April 1998, contributed to the increase.

License fees revenue increased 87.2% from $6.0 million in the three months ended September 30, 1997 to $11.2 million in the three months ended September 30, 1998, and increased 107.1% from $15.0 million in the nine months ended September 30, 1997 to $31.1 million in the nine months ended September 30, 1998. The increase in both the quarterly and nine month results was due primarily to the recognition of license fee revenue on customization projects commencing in late 1997 and in 1998.


Cost of Services

Cost of services increased 42.9% from $10.9 million in the three months ended September 30, 1997 to $15.5 million in the three months ended September 30, 1998, and increased 61.0% from $28.3 million in the nine months ended September 30, 1997 to $45.6 million in the nine months ended September 30, 1998. As a percentage of services revenue, cost of services increased from 48.1% and 47.9% in the three months and nine months ended September 30, 1997 to 49.5% and 49.4%, respectively, in the same periods in 1998. The overall increase in cost of services was primarily due to additional personnel hired to support the growth of the Company, as well as additional costs incurred to attract and retain qualified personnel. The increase in cost of services as a percentage of services revenue is due primarily to the training of current personnel on the UNIX platform, the hiring of additional UNIX-skilled personnel in anticipation of additional services related to the Company's UNIX-based CBP product, and to a lesser extent, higher cost of services as a percentage of service revenue at the Company's Australian subsidiary as a result of the acquisition of BHA and BHAC. Additionally, computer system costs incurred to support the Company's growing development and service bureau base contributed to the overall increase in the cost of services. As the market demands for skilled employees and contractors increase, the Company expects that the costs to attract, retain and train personnel will continue to increase. Also, as the Company continues to expand, it expects the overall costs of services to increase accordingly.


Cost of License Fees

Cost of license fees increased 125.5% from $165,000 in the three months ended September 30, 1997 to $372,000 in the three months ended September 30, 1998, and increased 142.0% from $381,000 in the nine months ended September 30, 1997 to $922,000 in the nine months ended September 30, 1998. This increase was due to an increase in commission expense resulting primarily from the increase in the license fees earned by the Company, and to a lesser extent, from an increase in license fees eligible for commissions in 1998 compared to 1997.


Sales and Marketing

Sales and marketing expenses increased 37.1% from $1.6 million in the three months ended September 30, 1997 to $2.2 million in the three months ended September 30, 1998, and increased 45.7% from $4.3 million in the nine months ended September 30, 1997 to $6.3 million in the nine months ended September 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased from 5.6% and 5.8% in the three months and nine months ended September 30, 1997 to 5.2% and 5.1%, respectively, in the same periods in 1998. The overall dollar increase was primarily due to the Company's continued expansion of its sales force globally, including in North America, Europe, Latin America and Asia Pacific, the associated expansion of its infrastructure, and to a lesser extent, the inclusion of the sales and marketing costs in Australia as a result of the acquisition of the assets of BHA and BHAC. The Company anticipates that the continued emphasis on its North American and European marketing efforts will increase its sales and marketing expenses in absolute dollars through the remainder of 1998 but expects any such expenses to remain at similar levels as a percentage of total revenue.


Research and Development

Research and development expenses increased 91.2% from $2.8 million in the three months ended September 30, 1997 to $5.4 million in the three months ended September 30, 1998, and increased 123.9% from $6.8 million in the nine months ended September 30, 1997 to $15.3 million in the nine months ended September 30, 1998. As a percentage of total revenue, research and development expenses increased from 9.8% and 9.2% in the three months and nine months ended September 30, 1997, respectively, to 12.6% and 12.4%, respectively, in the same periods in 1998. Both the overall increase and the increase as a percentage of total revenue was due to development efforts by the Company on its CBP products for both the DB2/400 platform and UNIX platform, including the release of the second version of its UNIX-based product and a scheduled release of its DB2/400 based product later this year. To a lesser extent, the development of technology acquired in 1998 contributed to the overall increase in research and development expenses. The Company intends to continue to invest resources to expand and enhance its product offerings in the future and therefore expects that research and development expenses will remain at similar levels throughout the remainder of 1998.


General and Administrative

General and administrative expenses increased 66.2% from $5.3 million in the three months ended September 30, 1997 to $8.9 million in the three months ended September 30, 1998, and increased 63.8% from $14.1 million in the nine months ended September 30, 1997 to $23.2 in the nine months ended September 30, 1998. As a percentage of total revenue, general and administrative expenses increased from 18.6% in the three months ended September 30, 1997 to 20.8% in the same period in 1998 but decreased from 19.1% in the nine months ended September 30, 1997 to 18.8% in the same period in 1998. The overall increase in costs was attributable, in part, to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business, including the acquisition of the assets of BHA and BHAC in April 1998. Additional general and administrative expenses in 1998 were attributable to increased provisions to maintain the Company's allowance for doubtful accounts based on current and future market conditions and recent write-offs of certain customer balances.


Charge for Purchased In-Process Research and Development

During the three months ended June 30, 1998 the Company, with the assistance of an independent appraiser, conducted a review of in-process research and development purchased with the assets of BHA and BHAC and of the interconnect billing software technology. The Company determined that at the time of acquisition for each of these purchases, technological feasibility had not been reached and the technology had no alternative future use. This resulted in a one-time charge to the Company's consolidated results of $17.7 million net of a deferred tax benefit of $1.1 million. Subsequent to these purchases, the Company continues to invest in research and development efforts in order for each of these to reach technological feasibility. Any costs incurred since the acquisition date have been expensed.


Other Income, Net

Other income, net increased 40.4% from $596,000 in the three months ended September 30, 1997 to $837,000 in the three months ended September 30, 1998, and increased 45.2% from $1.5 million in the nine months ended September 30, 1997 to $2.2 million in the nine months ended September 30, 1998. Increased interest income on larger cash and short-term investment balances accounted for the majority of the increase in other income, net.


Provision for Income Taxes

The Company recorded a tax provision of $2.1 million and $5.4 million in the three and nine months ended September 30, 1997 representing effective tax rates of 24.9% for both periods. Comparatively, tax provisions of $2.6 million and $7.9 million were recorded in the three and nine months ended September 30, 1998 (before the deferred tax benefit of $1.1 million recognized on the one-time charge for purchased in-process research and development of $18.8 million.) These provisions for the 1998 periods represent effective tax rates of 23.0% and 23.2%, respectively. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland and a 32% tax rate on "non-manufacturing" income, such as income earned on the Company's Irish cash investments. The Company's effective tax rate reflects the tax relief on manufacturing income subject to this reduced rate of tax, which is below the statutory rates of Ireland, Canada, the United States, the United Kingdom and Australia. There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.


Liquidity and Capital Resources

On a combined basis, cash and cash equivalents and short-term investments increased $13.0 million from $68.8 million at December 31, 1997 to $81.8 million at September 30, 1998. During the first nine months of 1998, cash and cash equivalents decreased $18.5 million to $37.2 million at September 30, 1998, while short-term investments increased $31.6 million to $44.6 million at September 30, 1998.

During the nine months ended September 30, 1998, net cash provided by operating activities was $14.5 million. Net income for the nine month period, excluding the non-cash effect of the one-time charge for purchased in-process research and development, offset primarily by an increase in accounts receivable, comprised the majority of cash provided by operations.

The cash used in investing activities during the nine months ended September 30, 1998 was comprised of $3.7 million to purchase property and equipment, $2.1 million to purchase other assets, $31.6 million invested in short-term investments and $20.4 million to purchase the assets of BHA and BHAC, including the repayment of $3.3 million in related bank debt, as well as approximately $0.9 million in acquisition related costs and expenses.

During the nine months ended September 30, 1998 net cash provided from financing activities was $24.6 million. This was primarily due to the issue of Ordinary Shares relating to the asset acquisition of BHA and BHAC and to employees pursuant to exercises of options under the 1995 Share Option Plan and, to a lesser extent, to shares issued under the 1996 Employee Share Purchase Plan. The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit (the "Line of Credit") from a financial institution that expires on August 31, 1999 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn of the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. Total advances drawn on the Line of Credit during the nine months ended September 30, 1998 were approximately $15.1 million and were used to fund, in part, the acquisition of the assets of BHA and BHAC (see Note 4). The entire amount borrowed was repaid during the quarter ended June 30, 1998 by the Company, in part, through the issuance of 283,698 of its Ordinary to BHA for aggregate consideration of approximately $14.0 million.

The Company had capital lease obligations in principal amounts of $0.3 million as of September 30, 1998 and subsequent to such date has incurred no additional capital lease obligations. Long-term liabilities include approximately $2.0 million of minimum royalty payments due over the next two years as part of the purchase of a telecommunications billing software product, of which approximately $1.0 million is due on January 31, 1999 and is included in the current portion of long-term liabilities. In addition, the Company expects to continue to make property and equipment expenditures to support the growth and worldwide expansion of the Company's business.

The Company believes that existing cash balances, funds generated by operations and the availability of the Line of Credit will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months.


Foreign Currency Exposure

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain clients who are invoiced primarily in Canadian dollars, Pounds Sterling, Australian dollars, New Zealand dollars and Swiss Francs. The impact of foreign currency translation has not been material to the Company's overall operations.


Year 2000 Readiness Disclosure

The Company is currently reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company considers "Year 2000 Ready" to mean that a product, when used in accordance with its associated documentation, is capable of correctly processing, providing and/or receiving date data within and between the twentieth and twenty-first centuries, provided that all non-Saville products (i.e., hardware, software and firmware) used with such product properly exchange accurate date data with it.

The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its material internal IT systems including its accounting and software development systems and its non-IT systems including its security systems and building equipment. The Company expects to complete this assessment in early 1999. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Ready. Although the assessment is still underway, management currently believes that all material systems will be Year 2000 Ready when necessary and that the cost to address the issues is not material. The Company currently does not have a contingency plan in the event of a particular system not being Year 2000 Ready. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled objectives.

The Company has designed, tested and continues to test the most current versions of its products to be Year 2000 Ready. However, a portion of the Company's currently installed customer base may require upgrade or other remediation to become Year 2000 Ready. The Company is currently taking inventory of its existing customers and will assess on a case-by-case basis whether testing, upgrade or modification for Year 2000 Readiness is required. The Company expects to complete this assessment in early 1999. The Company's total cost relating to these activities, and any modifications required thereby, has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. Any such expenditures to date have been, and any such expenditures in the future are expected to be, treated as normal business expenses funded out of operating cash flow. The Company believes that its legal liability for such activities is limited and that any necessary modifications will be made on a timely basis. There can be, therefore, no assurance that there will not be increased costs associated with the implementation of any such activities or required modifications and there can be no assurance that there will be significant legal liabilities, either of which could have a material adverse affect to the Company's operations and financial position.

Despite testing by the Company and current and potential customers, the Company's products and installed base may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in the Company's IT systems, non-IT systems, products or installed base could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results, or financial condition. The foregoing assessment represents management's best estimates at the present time, which could change significantly in the future. In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by it and third party suppliers that were not Year 2000 Ready. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by any such claims.


Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's expectations regarding future growth in revenues, the Company's plans to expand its international and North American sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1998, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the costs associated with significant increases in number of employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company and general economic factors.

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

The Company's quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors including new product development and other expenses, introduction of new products by competitors, fluctuations in the numbers and types of customer contracts (i.e. service bureau or license) signed in any given quarter, the hiring of additional staff, pricing pressures, the effect of acquisitions, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions.

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

The market for the Company's  products is characterized  by rapid  technological change, frequent new product introductions, evolving industry standards and changing customer needs. The Company has recently introduced its UNIX-based CBP for Oracle product and has just released an additional version of this product. In addition to the resources used for this scheduled release, the Company is currently devoting significant resources to develop, refine and enhance its DB2/400-based CBP product and additional customer care and billing technology acquired in the past nine months. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. If the Company is unable to develop and introduce new products and services in a timely manner, or if the Company's new products, developments and enhancements do not perform or gain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company's international business is subject to risks such as fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and longer accounts receivable payment cycles. Specifically, the Asia Pacific region has experienced a recent downturn in economic conditions, the continuation of which could adversely affect the Company's ability to expand into this region. Additionally, credit markets for smaller telecommunications companies in the U.S. have weakened recently which could adversely affect the Company's ability to attract and maintain relationships with such companies.

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

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and, under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a rate that is substantially lower than U.S. tax rates. If the Company could no longer qualify for this lower tax rate or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected. In addition, if U.S., Canadian, Australian, United Kingdom or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase and its cash flow and results of operations could be materially adversely affected.

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

                                        SAVILLE SYSTEMS PLC
                                        (Registrant)




Date:  October 30, 1998         By:      /s/Christopher A. Hanson

                                          Christopher A. Hanson
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)