Form 10-Q/A
period 1998-06-30
SAVILLE SYSTEMS PLC
filed 1999-03-16
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         Amendment No. 1 on Form 10-Q/A
                                  to Form 10-Q

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 12, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements. See "Restatement of Quarterly Financial Statements" in Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the basis for such restatement.

                               SAVILLE SYSTEMS PLC

                         AMENDMENT NO. 1 ON FORM 10-Q/A
                                  TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                           PAGE

Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1998                       4
         (unaudited) and December 31, 1997

         Consolidated Statements of  Income for the three months
         and for the six months ended June 30, 1998 and 1997 (unaudited)       5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and 1997 (unaudited)                                    6

         Notes to Consolidated Financial Statements (unaudited)             7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13-20


                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

Saville Systems PLC


CONSOLIDATED BALANCE SHEETS


(in thousands of U.S. dollars, except share data amounts)


                                                            June 30  December 31
                                                              1998       1997
                                                           (unaudited)
                                                            (restated)
--------------------------------------------------------- ---------- -----------
ASSETS
Current
Cash and cash equivalents                                  $ 31,880    $ 55,785
Short-term investments                                       47,611      13,015
Accounts receivable, less allowance for
  doubtful accounts of  $1,737 and $1,687, respectively      36,799      22,373
Prepaid expenses and other assets                             5,540       3,581
--------------------------------------------------------- ---------- -----------
Total current assets                                        121,830      94,754
Property and equipment, net                                  12,835      10,621
Other assets, net                                            15,114         -
--------------------------------------------------------- ---------- -----------
Total assets                                              $ 149,779   $ 105,375
--------------------------------------------------------- ---------- -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                              5,758       5,336
Accrued compensation and related benefits                     7,616       5,248
Accrued expenses and other liabilities                        4,595       3,084
Income taxes payable                                          7,817       7,167
Deferred revenue                                              9,012       3,402
Current portion of long-term liabilities                      1,136         134
--------------------------------------------------------- ---------- -----------
Total current liabilities                                    35,934      24,371
Long-term liabilities                                         1,257         336
Minority interest                                               240         366
--------------------------------------------------------- ---------- -----------
Total liabilities                                            37,431      25,073
--------------------------------------------------------- ---------- -----------

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
     Authorized:  75,000,000
     Issued and outstanding:  38,652,159 and 37,504,596          97          94
Deferred Ordinary Shares, nominal value
     IR(pound)1.00 per share
     Authorized, issued and outstanding:  30,000                 48          48
Additional paid-in capital                                   61,521      37,734
Retained earnings                                            51,982      42,750
Accumulated other comprehensive income                      (1,300)       (324)
--------------------------------------------------------- ---------- -----------
Total shareholders' equity                                  112,348      80,302
--------------------------------------------------------- ---------- -----------
Total liabilities and shareholders' equity                $ 149,779   $ 105,375
--------------------------------------------------------- ---------- -----------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)

                                      Three months ended     Six months ended
                                      June 30    June 30    June 30    June 30
                                        1998      1997        1998       1997
                                     (restated)            (restated)
------------------------------------ ---------- ---------- ---------- ---------
REVENUE
Services                              $ 31,114   $ 20,088   $ 61,053  $ 36,603
License fees                            11,797      5,405     19,880     9,020
------------------------------------ ---------- ---------- ---------- ---------
Total revenue                           42,911     25,493     80,933    45,623
------------------------------------ ---------- ---------- ---------- ---------

EXPENSES
Cost of services                        16,063      9,448     30,111    17,485
Cost of license fees                       270        128        550       216
Sales and marketing                      2,186      1,522      4,108     2,724
Research and development                 5,968      2,530      9,899     4,011
General and administrative               8,108      4,913     14,651     8,822
Charge for purchased in-process
     research and development            9,168         -       9,168        -
------------------------------------ ---------- ---------- ---------- ---------
Total expenses                          41,763     18,541     68,487    33,258
------------------------------------ ---------- ---------- ---------- ---------
Income from operations                   1,148      6,952     12,446    12,365
Other income, net                          631        559      1,354       913
------------------------------------ ---------- ---------- ---------- ---------
Income before income taxes               1,779      7,511     13,800    13,278
Provision for income taxes               1,743      1,995      4,568     3,320
------------------------------------ ---------- ---------- ---------- ---------
Income before minority interest             36      5,516      9,232     9,958
Minority interest share in
    subsidiaries' net income                -          75         -        115
------------------------------------ ---------- ---------- ---------- ---------
Net Income                               $  36     $5,441     $9,232   $ 9,843
------------------------------------ ---------- ---------- ---------- ---------
Basic earnings per share                 $   -     $ 0.15     $ 0.24    $ 0.27
Diluted earnings per share               $   -     $ 0.14     $ 0.23    $ 0.25
------------------------------------ ---------- ---------- ---------- ---------
(in thousands)
Ordinary shares                         38,554     36,449     38,188    36,329
Ordinary shares assuming dilution       41,269     39,131     41,057    38,841
------------------------------------ ---------- ---------- ---------- ---------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                           Six months ended
                                                          June 30    June 30
                                                            1998       1997
                                                         (restated)
------------------------------------------------------ ---------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 9,232       $ 9,843
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation of property and equipment                   1,170           600
  Amortization of other assets                               543            -
  Allowance for doubtful accounts                            585           614
  Minority interest in net income                             -            115
  Gain on sale of property and equipment                   (119)          (24)
  Compensation related to stock transactions                 103            60
  Deferred taxes                                         (1,088)            -
  Charge for purchased in-process research                 9,168            -
   and development
Changes in operating assets and liabilities:
  Accounts receivable                                   (15,023)       (8,997)
  Prepaid expenses and other assets                      (1,768)       (1,555)
  Accounts payable                                           160           955
  Accrued compensation and related benefits                2,367           843
  Accrued expenses and other liabilities                   (339)         2,113
  Income taxes payable                                       651         1,918
  Deferred revenue                                         5,610         7,371
------------------------------------------------------ ---------- -------------
Net cash provided by operating activities                 11,252        13,856
------------------------------------------------------ ---------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment                   (2,893)       (1,525)
Purchase of other assets                                 (2,089)            -
Purchase of short-term investments                      (34,596)      (18,059)
Purchase of business assets                             (19,167)            -
------------------------------------------------------ ---------- -------------
Net cash used in investing activities                   (58,745)      (19,584)
------------------------------------------------------ ---------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities                          (64)          (43)
Advances on operating line of credit                      15,100             -
Repayments on operating line of credit                  (15,100)             -
Proceeds from share issuances                             23,356         1,439
Share issue costs                                          (428)          (63)
Tax benefit on employee stock transactions                   634           645
------------------------------------------------------ ---------- -------------
Net cash provided by financing activities                 23,498         1,978
------------------------------------------------------ ---------- -------------
Effect of exchange rate changes on cash                       90           (3)
------------------------------------------------------ ---------- -------------
Net decrease in cash and cash equivalents               (23,905)       (3,753)
Cash and cash equivalents, beginning of period            55,785        34,395
------------------------------------------------------ ---------- -------------
Cash and cash equivalents, end of period                $ 31,880       $30,642
------------------------------------------------------ ---------- -------------
Short-term investments                                    47,611        19,059
------------------------------------------------------ ---------- -------------
Cash and short-term investments                         $ 79,491       $49,701
------------------------------------------------------ ---------- -------------
  Supplementary disclosure of cash flow information:
  Cash paid for interest                                     157            -
  Cash paid for income taxes                               4,043           833


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

Restatement of Quarterly Financial Statements

The Company recorded a one-time charge for purchased in-process research and development ("IPRD") in its operating results for the second quarter of 1998. This one-time charge was recorded in accordance with U.S. generally accepted accounting principles and established industry practice at that time, and was supported by an independent third party valuation. Since that time, however, the U.S. Securities and Exchange Commission ("SEC") has expressed views on valuation methods for purchased IPRD, which differ from prior industry practice. As a result, the Company evaluated the applicability of the SEC's views with respect to the charge taken in the second quarter of 1998 and voluntarily adjusted its IPRD charge. The Company originally recorded a one-time charge for IPRD in its operating results for the second quarter of 1998 in the amount of $18.8 million. After revaluing the IPRD charge, the Company adjusted the one-time charge to $9.2 million ($8.4 million net of related tax benefits), representing a reduction of $9.6 million to be amortized in subsequent periods as goodwill ($6.0 million) and completed technology ($3.6 million). Additional amortization due to this adjustment was $328,000 for the three and six months ended June 30, 1998. The following tables outline the revisions to previously reported unaudited Consolidated Financial Statements (in thousands of U.S. Dollars, except per share data).

Consolidated Balance Sheet:

                                                      June 30, 1998
---------------------------------------- ----------------------------------
                                               Previously
                                                reported          Restated
---------------------------------------- ----------------- ----------------
Other assets, net                                  $6,675         $ 15,114

Income taxes payable                                7,892            7,817

Retained earnings                                  42,984           51,982
Accumulated other comprehensive income              (816)          (1,300)
---------------------------------------- ----------------- ----------------

Consolidated Statements of Income:


                                       Three months ended    Six months ended
                                          June 30, 1998        June 30, 1998
----------------------------------------------------------    ---------------
                                     Previously           Previously
                                      reported   Restated  reported  Restated
------------------------------------------------ --------- --------- --------
Expenses:
   General and administrative           $ 7,780    $8,108   $14,323   $14,651
   Charge for purchased in-process
        research and development         18,808     9,168    18,808     9,168

(Loss) income from operations           (8,164)     1,148     3,134    12,446

(Loss) income before income taxes       (7,533)     1,779     4,488    13,800

Provision for income taxes                1,429     1,743     4,254     4,568

Net (loss) income                       (8,962)        36       234     9,232

Basic (loss) earnings per share        $ (0.23)    $   -     $ 0.01    $ 0.24
Diluted (loss) earnings per share      $ (0.22)    $   -     $ 0.01    $ 0.23
------------------------------------------------ --------- --------- ---------

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

During the three months ended June 30, 1998 the Company also issued 283,698 Ordinary Shares to BHA Pty Ltd. for aggregate consideration of approximately $14.0 million in order to fund, in part, an asset acquisition. See Note 4 "Acquisition".

The following table summarizes the activity in Ordinary Share options under the 1995 and 1996 Plans from December 31, 1997 to June 30, 1998:


                                         Number of Ordinary Share Options
------------------------------------ ----------------- --------------- -------
                                      Available for  Unexercised   Weighted
                                          grant                  average price
                                                                   per share
------------------------------------ ------------- ------------- --------------
Balance at December 31, 1997            5,449,408     4,279,435     $13.61

Options granted                       (2,236,773)     2,236,773      39.56
Options exercised                            -        (863,865)      10.78
Options cancelled                         107,617     (107,617)      30.30
------------------------------------ ------------- ------------- --------------
Balance at June 30, 1998                3,320,252     5,544,726     $24.20
------------------------------------ ------------- ------------- --------------


A summary of Ordinary Share options outstanding as of June 30, 1998 is as follows:


------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding       Range of          Weighted          Weighted       Exercisable at       Weighted
                    Exercise Prices       Average           Average        June 30, 1998        Average
                                       Exercise Price      Remaining                         Exercise Price
                                                          Contractual                        of Exercisable
                                                        Life (in years)                         Options
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
           235,528       $1.20             $1.20              1.6             235,528             1.20
         1,105,271      4.33-5.00           4.48              7.2             552,266             4.55
            40,590     7.50-13.32           8.79              7.6              27,256             8.28
         1,584,162    14.06-21.50          18.62              8.6             643,155            18.81
           207,000    21.75-32.56          29.51              9.3               8,666            25.44
         2,218,875    33.50-50.25          38.23              9.3                -                 -
           153,300    50.25-59.00          53.06              9.8                -                 -
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
         5,544,726    $1.20-59.00         $24.20              8.4           1,466,871           $10.46
------------------- ----------------- ----------------- ----------------- ----------------- -----------------


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

3.       Comprehensive (Loss) Income

The Company has adopted  Statement of  Financial  Accounting  Standards  No. 130
(SFAS 130), "Reporting Comprehensive Income", which became effective for the Company's quarter ended March 31, 1998. The Company's comprehensive income was as follows:

(in thousands of U.S. dollars)

                                      Three months ended     Six months ended
                                      June 30    June 30    June 30     June 30
                                       1998       1997       1998        1997
                                    (restated)             (restated)
--------------------------------- ------------------------ ----------- --------
Net income                             $ 36      $5,441      $ 9,232    $9,843
Foreign currency translation
     adjustment, net of NIL tax      (1,007)          7        (976)      (26)
                                  ------------------------ ----------- --------

Comprehensive (loss) income          $ (971)     $5,448     $ 8,256    $9,817
                                  ======================== =========== ========


The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.

4.    Acquisition

On April 3, 1998, the Company acquired the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC") for approximately $15.8 million in cash and the settlement of approximately $3.3 million in related bank debt, as well as $906,000 in acquisition related costs and expenses including applicable duties and taxes. The Company funded the acquisition, in part, by the borrowing of approximately $15.1 million from the Company's working capital line of credit. The entire amount borrowed was repaid during the quarter ended June 30, 1998, in part, from the proceeds resulting from the issuance of 283,698 of the Company's Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million.

This asset acquisition was accounted for using the purchase method of accounting and results have been included since the date of acquisition. Pro forma results have not been provided as the impact on revenue and net income are not considered material to the current and preceding periods. The assets purchased consist of those assets used by BHA and BHAC in developing and marketing customer care and billing software for the telecommunications industry, including property and equipment and completed technology and other intangibles. The purchase price was allocated among tangible and intangible assets based on estimated fair values at the date of acquisition. The aggregate cost of the acquisition on the acquisition date exceeded the estimated fair value of the acquired net assets by $8.9 million, which is being amortized as goodwill on a straight-line basis over the estimated useful life of such assets of seven years. The balance remaining in goodwill as of June 30, 1998 is included in Other Assets. This balance is subject to translation to the reporting currency of the Company as required by SFAS 52 "Foreign Currency Translation". Any changes in the balance due to foreign exchange fluctuations are recorded as part of accumulated other comprehensive income.

Also during 1998, the Company purchased telecommunications interconnect billing software technology from a Swedish company for a total of $4.1 million, including acquisition costs. This was paid for by a cash outlay of $2.0 million with a commitment of at least $2.0 million in minimum royalty payments to be paid in 1999 and 2000. Minimum royalty payments outstanding as of June 30, 1998 are included in Long-Term Liabilities.

The value assigned to the intangible assets purchased as part of the BHA acquisition and to the interconnect billing software technology purchased was determined with the assistance of an independent appraiser based on fair market value using a risk adjusted discounted cash flow approach. The significant assumptions that affected the valuations included potential revenues and cost of completion, as well as the timing of the product releases. In addition, the selection of an appropriate discount rate was a major factor in the valuation analysis. The valuation utilized a discount rate of 30% for the BHA acquisition and 31% for the acquisition of the interconnect billing technology, each reflecting the difficulties and uncertainties in completing the development effort, risks related to the viability and potential changes to target markets and the inherent uncertainty of predicting cash flows in the telecommunications billing industry.

Acquired incomplete technology from the BHA acquisition, specifically billing technology (SavilleExpress) and customer care technology (SavilleCare) were evaluated using a stage of completion approach. The Company, through extensive interviews and analysis of data concerning the state of the technology and required development work, estimated the stage-of-completion at the date of acquiring the products to be approximately 53% for SavilleExpress and 55% for SavilleCare. Each of the purchased technologies required significant modifications in order to reach technological feasibility. At the time of acquisition, additional development of SavilleExpress included, among others, additional core functionality including tariffing, language support, data fields to support different currencies, credit limit notification and automatic service shut-off, as well as revision of all existing software code to be compatible with different hardware platforms. SavilleCare required substantial effort to complete the technology and ensure that it was more focused on the telecommunications industry than the original product design. This included, among others, ensuring scalability existed as well as full functionality in the areas of provisioning, call reporting and billing. SavilleExpress and SavilleCare were completed in August 1998 and January 1999, respectively. Actual revenue received and costs incurred to complete SavilleCare were not materially different than estimates made. Also, for SavilleExpress, costs of completion did not differ significantly from estimates. However, actual revenue received was less than expected due to a change in market conditions.

Saville IBP had significant functionality deficiencies at the date of acquisition that had to be corrected as part of further development so that the product could be commercialized. Specifically, these modifications included, among others, the addition of a critical application program interface, improved detailed reporting capability, datawarehousing capability without slowing down overall information technology systems and scalability for larger telecommunications operations. Saville IBP was completed in October 1998. Actual costs to complete and revenue received were not significantly different from estimates.

Based on this evaluation, the Company assigned fair values to SavilleExpress of $2.1 million, to SavilleCare of $3.0 million and to Saville IBP of $4.1 million. These in-process technologies had not reached technological feasibility at the time of acquisition and had no alternative future use in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development for a total charge of $9.2 million to the Company's consolidated results in the second quarter of 1998.

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

General and Administrative

General and administrative expenses increased 65.0% from $4.9 million in the three months ended June 30, 1997 to $8.1 million in the three months ended June 30, 1998, and increased 66.1% from $8.8 million in the six months ended June 30, 1997 to $14.7 million in the six months ended June 30, 1998. As a percentage of total revenue, general and administrative expenses decreased from 19.3% in the three months and six months ended June 30, 1997 to 18.9% and 18.1%, respectively, in the same periods in 1998. The overall additional costs were attributable to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business, including the acquisition of the assets of BHA and BHAC in April 1998 which included, among other costs, the amortization of goodwill and completed technology.

Charge for Purchased In-Process Research and Development

The charge for purchased in-process research and development is based on the fair value of acquired technology that had not yet reached technological feasibility and has no future alternative use. The value assigned to the intangible assets purchased as part of the BHA acquisition and to the interconnect billing software technology purchased was determined with the assistance of an independent appraiser based on fair market value using a risk adjusted discounted cash flow approach. The significant assumptions that affected the valuations included potential revenues and cost of completion, as well as the timing of the product releases. In addition, the selection of an appropriate discount rate was a major factor in the valuation analysis. The valuation utilized a discount rate of 30% for the BHA acquisition and 31% for the acquisition of the interconnect billing technology, each reflecting the difficulties and uncertainties in completing the development effort, risks related to the viability and potential changes to target markets and the inherent uncertainty of predicting cash flows in the telecommunications billing industry.

Acquired incomplete technology from the BHA acquisition, specifically billing technology (SavilleExpress) and customer care technology (SavilleCare) were evaluated using a stage of completion approach. The Company, through extensive interviews and analysis of data concerning the state of the technology and required development work, estimated the stage-of-completion at the date of acquiring the products to be approximately 53% for SavilleExpress and 55% for SavilleCare. Each of the purchased technologies required significant modifications in order to reach technological feasibility. At the time of acquisition, additional development of SavilleExpress included, among others, additional core functionality including tariffing, language support, data fields to support different currencies, credit limit notification and automatic service shut-off, as well as revision of all existing software code to be compatible with different hardware platforms. SavilleCare required substantial effort to complete the technology and ensure that it was more focused on the telecommunications industry than the original product design. This included, among others, ensuring scalability existed as well as full functionality in the areas of provisioning, call reporting and billing. SavilleExpress and SavilleCare were completed in August 1998 and January 1999, respectively. Actual revenue received and costs incurred to complete SavilleCare were not materially different than estimates made. Also, for SavilleExpress, costs of completion did not differ significantly from estimates. However, actual revenue received was less than expected due to a change in market conditions.

Saville IBP had significant functionality deficiencies at the date of acquisition that had to be corrected as part of further development so that the product could be commercialized. Specifically, these modifications included, among others, the addition of a critical application program interface, improved detailed reporting capability, datawarehousing capability without slowing down overall information technology systems and scalability for larger telecommunications operations. Saville IBP was completed in October 1998. Actual costs to complete and revenue received were not significantly different from estimates.

Based on this evaluation, the Company assigned fair values to SavilleExpress of $2.1 million, to SavilleCare of $3.0 million and to Saville IBP of $4.1 million. These in-process technologies had not reached technological feasibility at the time of acquisition and had no alternative future use in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development for a total charge of $9.2 million to the Company's consolidated results in the second quarter of 1998.

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

Provision for Income Taxes

The Company recorded a tax provision of $2.0 million and $3.3 million in the three and six months ended June 30, 1997 representing effective tax rates of 26.6% and 25.0%, respectively. Comparatively, tax provisions of $2.5 million and $5.3 million were recorded in the three and six months ended June 30, 1998 before the deferred tax benefit of $773,000 recognized on the one-time charge for purchased in-process research and development of $9.2 million. These provisions for the 1998 periods represent effective tax rates of 23.0% and 23.2%, respectively. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland and a 32% tax rate on "non-manufacturing" income, such as income earned on the Company's Irish cash investments. The Company's effective tax rate reflects the tax relief on manufacturing income subject to this reduced rate of tax, which is below the statutory rates of Ireland, Canada, the United States and Australia. There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.


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

Investing Activities

The net cash used in investing activities during the six months ended June 30, 1998 was comprised of $2.9 million to purchase property and equipment, $2.1 million to purchase other assets, $34.6 million invested in short-term investments and $19.2 million to purchase the assets of BHA and BHAC (see Note
4) which included the settlement of $3.3 million in related bank debt as well as approximately $906,000 in acquisition related costs and expenses. The Company continues to make property and equipment expenditures to support the growth of the Company as locations are expanded worldwide and expects to continue to make property and equipment investments to support its business growth.

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

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.0   Financial Data Schedule

(b)  Reports on form 8-K

     The Company filed a current Report on Form 8-K dated April 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               SAVILLE SYSTEMS PLC
                               (Registrant)



Date:  March 15, 1999          By   /s/Christopher A. Hanson
                                    ------------------------
                                    Christopher A. Hanson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)