Form 10-Q/A
period 1998-09-30
SAVILLE SYSTEMS PLC
filed 1999-03-16
CIK 1001635

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

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 2, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements. See "Restatement of Quarterly Financial Statements" in Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the basis for such restatement.

                               SAVILLE SYSTEMS PLC

                         AMENDMENT NO. 1 ON FORM 10-Q/A
                                  TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
         (unaudited) and December 31, 1997                                     4

         Consolidated Statements of Income for the three months
         and for the nine months ended September 30, 1998
         and 1997 (unaudited)                                                  5

         Consolidated Statements of Cash Flows for the nine months ended       6
         September 30, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)             7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12-20


                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     21


Signatures                                                                    22

Saville Systems PLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data amounts)

                                                            Sept. 30    Dec. 31
                                                              1998        1997
                                                           (unaudited)
                                                           (restated)
--------------------------------------------------------- ----------- ----------
ASSETS
Current
Cash and cash equivalents                                   $ 37,240    $ 55,785
Short-term investments                                        44,604      13,015
Accounts receivable, less allowance for
  doubtful accounts of  $1,740 and $1,687, respectively       37,827      22,373
Prepaid expenses and other assets                              5,120       3,581
--------------------------------------------------------- ----------- ----------
Total current assets                                         124,791      94,754
Property and equipment, net                                   12,390      10,621
Other assets, net                                             14,048         -
--------------------------------------------------------- ----------- ----------
Total assets                                               $ 151,229   $ 105,375
--------------------------------------------------------- ----------- ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                               3,256       5,336
Accrued compensation and related benefits                      6,263       5,248
Accrued expenses and other liabilities                         6,555       3,084
Income taxes payable                                           7,106       7,167
Deferred revenue                                               4,358       3,402
Current portion of long-term liabilities                       1,114         134
--------------------------------------------------------- ----------- ----------
Total current liabilities                                     28,652      24,371
Long-term liabilities                                          1,213         336
Minority interest                                                244         366
--------------------------------------------------------- ----------- ----------
Total liabilities                                             30,109      25,073
--------------------------------------------------------- ----------- ----------

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
     Authorized:  75,000,000
     Issued and outstanding:  38,731,115 and 37,504,596           97          94
Deferred Ordinary Shares, nominal value
     IR(pound)1.00 per share
     Authorized, issued and outstanding:  30,000                  48          48
Additional paid-in capital                                    62,680      37,734
Retained earnings                                             60,150      42,750
Accumulated other comprehensive income                       (1,855)       (324)
--------------------------------------------------------- ----------- ----------
Total shareholders' equity                                   121,120      80,302
--------------------------------------------------------- ----------- ----------
Total liabilities and shareholders' equity                 $ 151,229   $ 105,375
--------------------------------------------------------- ----------- ----------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)

                                      Three months ended     Nine months ended
                                     Sept. 30   Sept. 30    Sept. 30  Sept. 30
                                       1998       1997        1998      1997
                                    (restated)             (restated)
----------------------------------- ---------- ----------- --------- ----------
REVENUE
Services                             $ 31,332    $ 22,575   $92,385   $ 59,178
License fees                           11,245       6,006    31,125     15,026
----------------------------------- ---------- ----------- --------- ----------
Total revenue                          42,577      28,581   123,510     74,204
----------------------------------- ---------- ----------- --------- ----------

EXPENSES
Cost of services                       15,505      10,852    45,616     28,337
Cost of license fees                      372         165       922        381
Sales and marketing                     2,194       1,600     6,302      4,324
Research and development                5,362       2,805    15,261      6,816
General and administrative              9,373       5,325    24,024     14,147
Charge for purchased in-process
  research and development                -            -      9,168         -
----------------------------------- ---------- ----------- --------- ----------
Total expenses                         32,806      20,747   101,293     54,005
----------------------------------- ---------- ----------- --------- ----------
Income from operations                  9,771       7,834    22,217     20,199
Other income, net                         837         596     2,191      1,509
----------------------------------- ---------- ----------- --------- ----------
Income before income taxes             10,608       8,430    24,408     21,708
Provision for income taxes              2,440       2,096     7,008      5,416
----------------------------------- ---------- ----------- --------- ----------
Income before minority interest         8,168       6,334    17,400     16,292
Minority interest share in
    subsidiaries' net income               -           50        -         165
----------------------------------- ---------- ----------- --------- ----------
Net income                            $ 8,168      $6,284   $17,400   $ 16,127
----------------------------------- ---------- ----------- --------- ----------
Basic earnings per share               $ 0.21      $ 0.17    $ 0.45     $ 0.44
Diluted earnings per share             $ 0.20      $ 0.16    $ 0.43     $ 0.41
----------------------------------- ---------- ----------- --------- ----------
(in thousands)
Ordinary shares                        38,679      36,965    38,352     36,541
Ordinary shares assuming dilution      40,271      39,597    40,795     39,093
----------------------------------- ---------- ----------- --------- ----------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                          Nine months ended
                                                         Sept. 30     Sept. 30
                                                           1998         1997
                                                        (restated)
------------------------------------------------------- --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $17,400       $16,127
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation of property and equipment                   2,058           975
  Amortization of other assets                             1,395            -
  Allowance for doubtful accounts                          2,762         1,010
  Minority interest in net income                              -           165
  (Gain) loss on sale of property and equipment            (122)            54
  Compensation related to stock transactions                 155            60
  Deferred taxes                                         (1,088)            -
  Charge for purchased in-process research
   and development                                        9,168             -
Changes in operating assets and liabilities:
  Accounts receivable                                   (18,218)      (13,777)
  Prepaid expenses and other assets                      (1,350)       (1,592)
  Accounts payable                                       (2,374)         2,372
  Accrued compensation and related benefits                1,015         2,422
  Accrued expenses and other liabilities                   2,828         1,939
  Income taxes payable                                      (61)         2,248
  Deferred revenue                                           956         4,022
------------------------------------------------------- --------- -------------
Net cash provided by operating activities                 14,524        16,025
------------------------------------------------------- --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of property and equipment                   (3,725)       (3,450)
Purchase of other assets                                 (2,089)            -
Net purchase of short-term investments                  (31,589)      (21,004)
Purchase of business assets                             (20,436)            -
------------------------------------------------------- --------- -------------
Net cash used in investing activities                   (57,839)      (24,454)
------------------------------------------------------- --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities                          (97)            -
Advances on operating line of credit                      15,100            -
Repayments on operating line of credit                  (15,100)            -
Proceeds from share issuances                             24,505         8,059
Share issue costs                                          (418)         (140)
Tax benefit on employee stock transactions                   653           645
------------------------------------------------------- --------- -------------
Net cash provided by financing activities                 24,643         8,564
------------------------------------------------------- --------- -------------
Effect of exchange rate changes on cash                      127           (6)
------------------------------------------------------- --------- -------------
Net increase (decrease) in cash and cash equivalents    (18,545)           129
Cash and cash equivalents, beginning of period            55,785        34,395
------------------------------------------------------- --------- -------------
Cash and cash equivalents, end of period                 $37,240       $34,524
------------------------------------------------------- --------- -------------
Short-term investments                                    44,604        22,004
------------------------------------------------------- --------- -------------
Cash and short-term investments                          $81,844       $56,528
------------------------------------------------------- --------- -------------
  Supplementary disclosure of cash flow information:
  Cash paid for income taxes                               7,155         2,600


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

Restatement of Quarterly Financial Statements

The Company recorded a one-time charge for purchased in-process research and development ("IPRD") in its operating results for the second quarter of 1998. This one-time charge was recorded in accordance with U.S. generally accepted accounting principles and established industry practice at that time, and was supported by an independent third party valuation. Since that time, however, the U.S. Securities and Exchange Commission ("SEC") has expressed views on valuation methods for purchased IPRD, which differ from prior industry practice. As a result, the Company evaluated the applicability of the SEC's views with respect to the charge taken in the second quarter of 1998 and voluntarily adjusted its IPRD charge. The Company originally recorded a one-time charge for IPRD in its operating results for the second quarter of 1998 in the amount of $18.8 million. After revaluing the IPRD charge, the Company adjusted the one-time charge to $9.2 million ($8.4 million net of related tax benefits), representing a reduction of $9.6 million to be amortized in subsequent periods as goodwill ($6.0 million) and completed technology ($3.6 million). Additional amortization due to this adjustment was $523,000 for the quarter ended September 30, 1998 ($851,000 for the nine months ended September 30, 1998). The following tables outline the revisions to previously reported unaudited Consolidated Financial Statements (in thousands of U.S.
Dollars, except per share data).

Consolidated Balance Sheet:


                                                   September 30, 1998
------------------------------------------- ----------------------------------
                                                   Previously
                                                    reported         Restated
------------------------------------------- ----------------- ----------------
Other assets, net                                     $6,266         $ 14,048

Income taxes payable                                   7,302            7,106

Retained earnings                                     51,554           60,150
Accumulated other comprehensive income               (1,237)          (1,855)
------------------------------------------- ----------------- ----------------

Consolidated Statements of Income:


                                    Three months ended      Nine months ended
                                    September 30, 1998      September 30, 1998
----------------------------------------------------------  ------------------
                                     Previously            Previously
                                      reported   Restated   reported  Restated
----------------------------------------------- ---------- --------- ---------
Expenses:
   General and administrative          $ 8,851     $9,373   $23,174   $24,024
   Charge for purchased in-process
       research and development             -         -      18,808     9,168

Income from operations                  10,293      9,771    13,427    22,217

Income before income taxes              11,130     10,608    15,618    24,408

Provision for income taxes               2,560      2,440     6,814     7,008

Net income                               8,570      8,168     8,804    17,400

Basic earnings per share                $ 0.22     $ 0.21    $ 0.23    $ 0.45
Diluted earnings per share              $ 0.21     $ 0.20    $ 0.22    $ 0.43
----------------------------------------------- ---------- --------- ---------


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

The following table summarizes the activity in Ordinary Share options under the 1995 and 1996 Plans from December 31, 1997 to September 30, 1998:

                                     Number of Ordinary Share Options
-------------------------------- ----------------- -------------- ----------
                                 Available for   Unexercised   Weighted
                                      grant                  average price
                                                              per share
-------------------------------- ------------- ------------- --------------
Balance at December 31, 1997        5,449,408     4,279,435     $13.61

Options granted                   (2,657,201)     2,657,201      36.05
Options exercised                       -         (942,821)      11.09
Options cancelled                     179,290     (179,290)      34.20
-------------------------------- ------------- ------------- --------------
Balance at September 30, 1998       2,971,497     5,814,525    $23.64
-------------------------------- ------------- ------------- --------------

A summary of Ordinary Share options outstanding as of September 30, 1998 is as follows:

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Outstanding       Range of          Weighted          Weighted       Exercisable at       Weighted
                    Exercise Prices       Average           Average        Sept. 30, 1998       Average
                                       Exercise Price      Remaining                         Exercise Price
                                                          Contractual                        of Exercisable
                                                        Life (in years)                         Options
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
           235,528          $1.20          $1.20              1.3               235,528          $ 1.20
         1,094,784      4.33-5.00           4.49              6.9            1 ,021,449            4.45
            48,590     7.50-13.69           9.54              7.8                29,256            8.62
         1,859,381    14.06-21.50          18.08              8.5               650,634           18.75
           296,500    21.75-32.56          30.28              9.2                17,332           28.71
         2,143,442    33.50-50.25          38.24              9.3                18,666           33.75
           136,300    50.75-55.00          53.05              9.5                  -               -
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
         5,814,525    $1.20-55.00         $23.64              8.2             1,972,865          $ 9.33
------------------- ----------------- ----------------- ----------------- ----------------- -----------------


3.       Comprehensive Income

The Company has adopted  Statement of  Financial  Accounting  Standards  No. 130
(SFAS 130), "Reporting Comprehensive Income", which became effective for the Company's quarter ended March 31, 1998. The Company's comprehensive income was as follows:

(in thousands of U.S. dollars)

                                  Three months ended     Nine months ended
                                 Sept. 30  Sept. 30    Sept. 30     Sept. 30
                                   1998      1997       1998         1997
                                (restated)            (restated)
------------------------------- ---------- ---------- ----------- -------------
Net income                        $8,168     $6,284     $17,400     $16,127
Foreign currency translation
    adjustment, net of NIL tax      (555)        (4)    (1,531)         (30)
                                ---------- ---------- ----------- -------------

Comprehensive income              $7,613     $6,280     $15,869     $16,097
                                ========== ========== =========== =============


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

This asset acquisition was accounted for using the purchase method of accounting and results have been included since the date of acquisition. Pro forma results have not been provided as the impact on revenue and net income are not considered material to the current and preceding periods. The assets purchased consist of those assets used by BHA and BHAC in developing and marketing customer care and billing software for the telecommunications industry, including property and equipment and completed technology and other intangibles. The purchase price was allocated among tangible and intangible assets based on estimated fair values at the date of acquisition. The aggregate cost of the acquisition on the acquisition date exceeded the estimated fair value of the acquired net assets by $8.9 million, which is being amortized as goodwill on a straight-line basis over the estimated useful life of such assets of seven years. The balance remaining in goodwill as of September 30, 1998 is included in Other Assets. This balance is subject to translation to the reporting currency of the Company as required by SFAS 52 "Foreign Currency Translation". Any changes in the balance due to foreign exchange fluctuations are recorded as part of accumulated other comprehensive income.

Also during 1998, the Company purchased telecommunications interconnect billing software technology from a Swedish company for a total of $4.1 million, including acquisition costs. This was paid for by a cash outlay of $2.0 million with a commitment of at least $2.0 million in minimum royalty payments to be paid in 1999 and 2000. Minimum royalty payments outstanding as of September 30, 1998 are included in Long-Term Liabilities.

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

General and Administrative

General and administrative expenses increased 76.0% from $5.3 million in the three months ended September 30, 1997 to $9.4 million in the three months ended September 30, 1998, and increased 69.8% from $14.1 million in the nine months ended September 30, 1997 to $24.0 million in the nine months ended September 30, 1998. As a percentage of total revenue, general and administrative expenses increased from 18.6% in the three months ended September 30, 1997 to 22.0% in the same period in 1998 and increased from 19.1% in the nine months ended September 30, 1997 to 19.5% in the same period in 1998. The overall increase in costs was attributable, in part, to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business, including the acquisition of the assets of BHA and BHAC in April 1998 which included, among other costs, amortization of goodwill and complete technology. Additional general and administrative expenses in 1998 were attributable to increased provisions to maintain the Company's allowance for doubtful accounts based on current and future market conditions and recent write-offs of certain customer balances.

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

Provision for Income Taxes

The Company recorded a tax provision of $2.1 million and $5.4 million in the three and nine months ended September 30, 1997 representing effective tax rates of 24.9% for both periods. Comparatively, tax provisions of $2.4 million and $7.8 million were recorded in the three and nine months ended September 30, 1998 (before the deferred tax benefit of $773,000 recognized on the one-time charge for purchased in-process research and development of $9.2 million.) These provisions for the 1998 periods represent effective tax rates of 23.0% and 23.2%, respectively. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company is currently eligible for a 10% tax rate on "manufacturing" income earned in the Republic of Ireland and a 32% tax rate on "non-manufacturing" income, such as income earned on the Company's Irish cash investments. The Company's effective tax rate reflects the tax relief on manufacturing income subject to this reduced rate of tax, which is below the statutory rates of Ireland, Canada, the United States, the United Kingdom and Australia. There can be no assurances that the Company will continue to be eligible for the reduced tax rate for manufacturing income in future periods.

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

                              SAVILLE SYSTEMS PLC
                              (Registrant)



Date:  March 15, 1999         By:   /s/Christopher A. Hanson
       --------------               ------------------------
                                    Christopher A. Hanson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)