Form 10-K
period 1998-12-31
SAVILLE SYSTEMS PLC
filed 1999-03-16
CIK 1001635

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


                   For the Fiscal Year Ended December 31, 1998

            | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.| |

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $522,053,616 based on the last reported sale price of the American Depository Shares on the Nasdaq consolidated transaction reporting system on March 11, 1999.

Number of shares outstanding of the registrant's Ordinary Shares outstanding as of March 11, 1999 was 39,101,506.

Documents incorporated by reference:
Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III



                                     PART I

ITEM 1.   BUSINESS


GENERAL

Saville Systems PLC (together with its subsidiaries, "Saville" or the "Company") provides innovative, convergent customer care and billing solutions to service providers in the global telecommunications and energy industries. Saville offers products and services designed to enable telecommunications and energy service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. The Company's telecommunications solutions are designed to operate in a multi-service environment, capable of billing local exchange, long distance, wireless and data communications services. These systems are designed to support the discrete service offerings of large service providers, or to serve as the complete customer care and billing systems of emerging and medium-sized service providers.

The Company has developed, and continuously refines, its sophisticated convergent billing platform (CBP(R)) software products in order to meet the current and evolving billing requirements of its customers. In 1998, the Company released new versions of CBP for both the UNIX/Oracle(R) and DB2/400 platforms, with each offering additional billing functionality to both the energy and telecommunications industries. In addition, in February 1998, the Company purchased the interconnect telecommunications software technology of Cap Gemini Sverige A.B., a Swedish company, for approximately $2.0 million in cash and a commitment of at least $2.0 million in royalties to be paid in 1999 and 2000. This technology, which has been developed by the Company as its interconnect billing platform (IBP(TM)) software product, allows telecommunications companies to bill for carrier-to-carrier transactions.

In April 1998, the Company acquired the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC") for approximately $15.8 million in cash and the settlement of approximately $3.3 million in related bank debt, as well as $906,000 in acquisition related costs and expenses including applicable duties and taxes. The Company funded the acquisition, in part, by borrowing approximately $15.1 million from the Company's working capital line of credit. The entire amount borrowed was repaid during 1998, in part from the proceeds resulting from the issuance by the Company of 283,698 of its Ordinary Shares to BHA for aggregate consideration to the Company of approximately $14.0 million. In addition to the billing technology purchased as part of the transaction, the Company also has enhanced and further developed customer care technology acquired from BHA. This technology, which the Company released in early 1999 as SavilleCareTM, allows telecommunications service providers to integrate SavilleCare's call center desktop with the providers' billing and other business support systems.

In addition to its software products, the Company offers its customers a full range of professional services. The Company assists each customer in defining its requirements and then designs, develops and implements a cost-effective customer care and billing solution. The Company typically continues to work closely with its customers after initial implementation, particularly as customers require additional customized customer care and billing applications that enable them to offer new features and services, expand into additional geographic markets or operate with new network technologies and protocols. In addition, the Company provides ongoing support, maintenance and training related to the customer's customer care and billing system. The Company also offers its customers the option of retaining the Company to operate all or part of the implemented customer care and billing system at a Company-maintained service bureau or on a facilities management basis.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-looking statements are made throughout this document. Typically the use of the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions identify forward-looking statements. Unless a passage describes an historical event, the statement should be considered a forward-looking statement. In keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, it should be noted that forward-looking statements regarding the Company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the important factors that will determine the Company's future results are beyond the Company's ability to control or predict. Therefore, actual results may differ significantly from those suggested by forward-looking statements. These risks include those detailed under the heading "Certain Factors That May Affect Future Results" immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated in this document by reference and attached hereto as Appendix B.


INDUSTRY

The Telecommunications Act of 1996 has increased competition in the U.S. telecommunications services market by allowing local, long distance and cable companies to offer competing services, provided they meet specified regulatory benchmarks. Outside of the U.S., privatization and telecommunications liberalization are resulting in increased international competition and the emergence of newly authorized telecommunications service providers. Many service providers are competing by offering multiple services, including combinations of local exchange, long distance, wireless (cellular, paging, satellite and PCS) and data communications services, to customers in a single geographic market. New service-based technologies have substantially increased the complexity and variety of telecommunications services, as providers seek to compete and differentiate themselves with enhanced telecommunications service offerings. These factors have created the need for sophisticated and flexible customer care and billing solutions. Telecommunications service providers can compete only if they are able to efficiently and accurately bill their customers for the varied services and features they provide.

Telecommunications customer care and billing involves end to end customer management including customer acquisition, service initiation and collecting and pricing customer telecommunications usage in order to generate residential and business telephone invoices for local, long distance and wireless service. Customer care and billing systems typically interact with most aspects of the telecommunications network and generally incorporate data collection, processing and invoice generation. The billing function continues to evolve from primarily a service support function to a revenue enhancement tool used to differentiate services. The rapid pace of technological change coupled with the emphasis on time to market for new services and features places significant pressure on the telecommunications service provider to install and to modify its customer care and billing system quickly in order to adapt to technological advances. There is therefore significant demand for software that can perform a variety of functions in a timely, accurate, cost-effective manner for multiple services.

Established telecommunications service providers have existing billing systems, many of which are maintained in-house. Frequently, however, these systems were designed prior to deregulation to provide a single-service billing function. These older systems generally are difficult to maintain and modify, and often do not meet the multiple and evolving needs of the telecommunications service provider. Many of these service providers are therefore seeking to replace or augment their existing billing systems through sophisticated outsourced customer care and billing solutions.

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

PRODUCTS AND SERVICES

The Company provides advanced customer care and billing solutions that address a spectrum of billing and customer care functions, ranging from sales support and order processing through actual invoice calculation and production, as well as management reporting and marketing analysis. The Company's objective is to be a market leader in providing customer care and billing solutions to the global telecommunications and energy industries. Due to the flexibility inherent in the Company's software products and the expertise of its software development personnel, the Company is able to develop solutions that allow service providers to offer a wide variety of services as well as collect, process and bill for multiple services on a single invoice.

The Company's customer relationships typically begin with the customer directly licensing the Company's software products, resulting in license fee revenue to the Company. The Company (or an authorized systems integrator) then provides system analysis and design, customization and implementation services to the customer for the licensed software products, primarily on a time and materials basis. After the system is in operation, the Company continues the relationship by providing software product upgrades, maintenance, ongoing system management and system enhancements to accommodate new telecommunications services and technologies. Instead of licensing the software products from the Company, the customer can choose to retain the Company to perform all or a substantial part of the customer's customer care and billing operations in a Company-maintained DB2/400-based service bureau, resulting in ongoing processing fees. The Company also offers customers who license its software a facilities management option, whereby the Company manages the operations of the customer care and billing solution on customer-owned hardware, on the Company's premises.

Software Products
Saville CBP for DB2/400 and CBP for Oracle. The Company's flagship products, CBP for DB2/400 and CBP for Oracle are innovative customer care and convergent billing solutions designed for the telecommunications and energy industries. Saville CBP provides billing and account management capabilities for a variety of wireless and wireline services, as well as energy services, providing a single bill and a single point of contact across multiple levels, service offerings, languages, currencies and locations. In September 1998, Saville released a new version of CBP for Oracle that provides certain GSM, competitive local exchange carrier (CLEC), and web enablement capabilities. In December 1998, Saville released a new version of CBP for DB2/400 which features improved menu driven installation procedures, expanded tax code compliance for utility companies, an enhanced user interface and an upgraded knowledge transfer program.

Saville IBP. The Company's IBP product is based on the interconnect telecommunications software technology purchased from Cap Gemini Sverige A.B. in 1998. Saville IBP is a billing product that allows carriers to bill one another for their interconnect, carrier-to-carrier transactions, in an efficient and secure way. Saville IBP includes functionality that allows telecommunication carriers to collect, validate, measure and price the actual traffic sent between carriers and either generate accurate statements to interconnect partners or validate incoming interconnect charges.

SavilleCare. Released in January 1999, the Company's SavilleCare software product is based on the customer care technology purchased from BHA in April 1998. SavilleCare, which was specifically developed for the telecommunications industry, is a fully independent, enterprise-wide customer care solution. The product offers an organization a single view of each customer on an integrated call center desktop, enabling one customer service representative (CSR) to be the sole point of contact between an organization and its customers and to efficiently provide customer care by working through just one easy to learn interface. The SavilleCare call center desktop functionality can be integrated with a telecommunications service provider's billing and other business support systems.

SavilleExpress. Released in August 1998, the Company's SavilleExpressTM software product is based on the billing technology purchased from BHA in April 1998. SavilleExpress is a modular billing system marketed towards smaller service providers. A provider can choose from a series of pre-configured modules to support its business as it exists, and may add functional modules in the future to support its growth. The Company is scheduled to release its SavilleExpress GSM module to support the Global System for Mobile Communications (GSM) standard for wireless telecommunications in the first half of 1999.

Services
Saville provides development and enhancement services to its customers primarily on a time and materials basis. The Company typically begins its relationship with a customer by assisting the customer in developing a business case definition and needs analysis and then working with the customer to design, develop and implement customizations to the Company's software products to meet those specific customer needs. A customer who licenses the Company's software products may also enter into a facilities management agreement with the Company, whereby the Company manages the operations of the customer's billing solution on customer-owned hardware, at the Company's data center. The Company continues its relationship with the customer through ongoing development, maintenance, training, systems analysis and further enhancements of installed systems to accommodate new products and technologies. The Company also provides users of its software products technical support via the Company's technical support facilities in Australia, Canada and the Republic of Ireland. The Company believes that it is essential to provide a high level of reliable service to customers in order to solidify customer relationships and to be the vendor of choice when customers seek new services or system expansions.

Service Bureau
Customers may elect to contract with the Company to operate their DB2/400-based customer care and billing solution in a Company-maintained service bureau. In a typical service bureau arrangement, the Company develops the customer's customer care and billing solution and installs it in the Company's technical data center. The customer then transmits its customer usage data to the Company, or the Company obtains the information directly from the switch. In either case, the Company processes and rates the information using the customer care and billing system developed for the customer and then transmits the processed and rated information to a third party or the customer for printing and mailing. Customers are charged a negotiated fee for utilizing the Company's service bureau. This fee is typically comprised of a charge per invoice produced and a charge per call based on the amount and type of information contained in the bill's call detail records.

CUSTOMERS

The Company provides its software and services to a range of telecommunications service providers, including those providing local exchange, long distance, wireless, and audio- and video-conferencing services. The Company's typical customers are medium-sized telecommunications service providers that require complete customer care and billing systems, and large service providers that require the Company's software and services to support new market expansions or as integral components of larger customer care and billing systems. In addition, the Company has licensed software products and provided services to a customer in the energy industry.

During 1998, no customer represented more than 10% of the Company's total revenue. The Company however is dependent on large and long-term projects that can cause the Company's revenue and earnings to fluctuate from quarter to quarter, based on the customers' requirements and the timing of the projects. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenue from repeat business with established customers, none of the Company's major customers has a significant obligation to purchase additional products or services. Therefore, there can be no assurance that any of the Company's major customers will continue its long-term projects or purchase new systems, systems enhancements and services in amounts similar to previous years. A significant decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition. Additionally, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION

The market for customer care and billing systems is highly competitive, and the Company expects this competition to increase. The Company competes with both independent providers of customer care and billing systems and services and with the internal billing departments of telecommunications and energy service providers. The Company expects that the continued growth of the telecommunications industry will encourage new competitors to enter the telecommunications customer care and billing market in the future. The Company believes that the principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the development by others of software that is competitive with the Company's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel.

In  addition,  the  Company  competes  with a  number  of  companies  that  have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition than the Company. For example, in February 1999, Lucent Technologies, Inc., a telecommunications equipment maker with substantially greater resources and name recognition than the Company and with which the Company had entered into several alliance agreements, purchased Kenan Systems Corp., a customer care and billing software competitor of the Company. In addition, Amdocs Limited, a customer care and billing software competitor of the Company with substantially greater resources than the Company announced an agreement to purchase Architel Systems Corporation, a service provisioning software company, in order to enhance Amdocs' ability to provide end-to-end billing solutions for its telecommunications customers. The Company's competitors, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company.


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


RESEARCH AND DEVELOPMENT

Research and development expenses were $4.2 million, $10.1 million, and $21.4 million in 1996, 1997 and 1998, respectively. During 1998, the Company had two major platform releases of CBP, providing additional functionality for each platform. The first was the release of the second version of the Company's UNIX based product, CBP for Oracle in September 1998 and the second was CBP release
3.5 for DB2/400 in December 1998. In addition, the Company further developed its SavilleExpress, SavilleCare and Saville IBP product technology purchased during the year. The Company intends to continue its investment in research and development efforts and therefore expects that research and development expenses will remain at similar levels to 1998.

The Company is currently reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. The Company has designed, tested and continues to test the most current versions of its products to ensure that they are Year 2000 ready. The Company does not believe that it will need to undertake material research and development efforts in this regard.

EMPLOYEES

As of December 31, 1998, the Company employed a total of 1,393 employees including 38 involved in sales and marketing and related services, 1,194 in consulting, implementation and client support services and 161 in management, finance, human resources and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of the current executive officers of the Company.


Name                    Age   Position

John J. Boyle, III      52    President, Chief Executive Officer
                               and Chairman of the Board of Directors
Lawrence S. Barker      46    Executive Vice President, Operations
John J. Kiley           43    Executive Vice President, Global Sales and
                               Marketing
Andrew L. Campbell      37    Senior Vice President and Chief Technology Officer
Michael Durance         38    Senior Vice President, Australia
Susan J. Ernst          49    Senior Vice President, Global Consulting Services
Eric Fredine            34    Senior Vice President, Global Consulting Services
Christopher A. Hanson   40    Senior Vice President and Chief Financial Officer
Robin Winn              46    Senior Vice President, Human Resources


Mr. Boyle has served as the Company's President and Chief Executive Officer since August 1994 and as the Company's Chairman of the Board of Directors since April 1998. From 1981 to August 1994, Mr. Boyle served in various management positions with CSC Intelicom, a global supplier of information technology, most recently as Senior Vice President of Work Process/Network Practice.

Mr. Barker has served as Executive Vice President, Operations of the Company since January 1999, prior to which he served as Senior Vice President, Operations of the Company since October 1997. From October 1996 to October 1997, Mr. Barker served as President of Stanford Associates, a provider of telecommunications consulting services. From 1993 until October 1996, Mr. Barker was the Division President for Telecommunications at Computer Services Corporation.

Mr. Kiley has served as Executive Vice President, Global Sales and Marketing of the Company since January 1999, prior to which he served as Senior Vice President, Global Sales and Marketing of the Company since October 1995. From January 1994 to September 1995, Mr. Kiley served as President and Chief Operating Officer of Performance Software, Inc., a provider of commercial UNIX server based automated software testing products and services.

Mr. Campbell has served as Senior Vice President and Chief Technology Officer of the Company since January 1999, prior to which he served as Senior Vice President, Research and Development of the Company since January 1997. From February 1990 to December 1996, Mr. Campbell served in various positions with BHA Computer Pty Ltd, an Australian-based developer of customer care and billing software acquired by the Company in 1998, most recently as the General Manager for the company's projects division.

Mr. Durance has served as Senior Vice President of the Company since January 1999, prior to which he served as Managing Director for the Asia Pacific region of the Company since September 1998 and as Vice President of product management since September 1996. From November 1994 to September 1996, Mr. Durance held various positions at Northern Telecom, most recently as Director of Applications.

Ms. Ernst has served as Senior Vice President, Global Consulting Services of the Company since July 1998. From September 1991 to April 1998, Ms. Ernst served in various positions with MCI Systemhouse, most recently as Senior Vice President and Chief Delivery Officer.

Mr. Fredine has served as Senior Vice President, Global Consulting Services of the Company since January 1999, prior to which he served as Vice President, Global Consulting Services of the Company since August 1997 and as Implementation Manager since February 1997. From January 1996 to January 1997, Mr. Fredine was a Development Manager at Northern Telecom and from January 1993 to January 1996, he was a Development Manager for Nortel Australia.

Mr. Hanson has served as Saville's Senior Vice President and Chief Financial Officer since March 1997. From November 1991 to March 1997, Mr. Hanson was in charge of tax and treasury operations at System Software Associates, Inc. most recently serving as its Treasurer.

Ms. Winn has served as Senior Vice President, Human Resources of the Company since April 1998, prior to which she served as Vice President, Human Resources of the Company since December 1996. From February 1993 to November 1996, Ms. Winn served as Vice President, Human Resources for Bell Sygma.

Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.


ITEM 2.   PROPERTIES

The Company leases space at its office locations: The Galway office is the Company's corporate headquarters and is used for sales and marketing, software development and customer support. The Burlington office is the North American headquarters and is primarily used for sales and marketing, corporate development and finance. The Edmonton and Toronto locations are primarily used for software development, customer support and service bureau operations while the Australian offices in Brisbane and Sydney are used for sales and marketing, software development and customer support. The Company and its subsidiaries also lease additional sales offices in Miami, Florida, Crawthorne, UK, and Wiesbaden, Germany.


The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The following shows information concerning the Company's significant leased facilities:

Location                        Square Footage            Lease Expiration

Brisbane, Australia                 23,210                   June 30, 1999
Burlington, Massachusetts           12,417                   July 31, 2002
Crowthorne, United Kingdom          3,106                     July 7, 2013
Edmonton, Alberta                   58,298                   June 30, 2001
Edmonton, Alberta                   28,583               December 31, 2002
Edmonton, Alberta                   29,057                   July 31, 2003
Galway, Ireland                      4,000                   April 1, 2014
Galway, Ireland                     21,966                    July 1, 2007
Sydney, Australia                   3,638                    April 2, 2000
Toronto, Ontario                    35,269                October 31, 2000
Toronto, Ontario                    24,030                January 31, 2005
Toronto, Ontario                    42,958                   June 30, 2005
Toronto, Ontario                    14,400                   June 30, 2006


ITEM 3.   LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



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


                                            1998
                                    High            Low

First Quarter                      $53.00         $35.00

Second Quarter                      58.00          34.50

Third Quarter                       51.25          12.75

Fourth Quarter                      23.44           7.50


                                            1997
                                     High           Low

First Quarter                       $21.73        $14.06

Second Quarter                       26.25         13.56

Third Quarter                        37.88         25.63

Fourth Quarter                       41.50         28.00



The depositary for the American Depositary Receipts ("ADRs") representing the ADSs is the Bank of New York (the "Depositary"), 48 Wall Street, New York, New York 10286. On March 11, 1999, the Company had approximately 14 holders of Ordinary Shares of record. The Bank of New York, as Depositary, is the holder of record of the Ordinary Shares evidenced by ADSs. On March 11, 1999 the closing price of the Company's ADSs on the Nasdaq National Market was $14.00.

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

TAXATION

The statements of United States and Irish tax laws set out below are based on the laws, regulations, administrative rulings and practices of the United States Internal Revenue Service (the "IRS") and the Revenue Commissioners of Ireland in force and as interpreted by the relevant taxation authorities as of December 31, 1998 and are subject to any changes in United States or Irish law, or in the interpretation thereof by the relevant taxation authorities, or in the double taxation conventions between the Republic of Ireland and the United States (the "Conventions") (the Conventions were ratified in 1997 and 1951) and occurring after such date.

The following is a general summary of certain Republic of Ireland and United States federal income tax consequences of the purchase, ownership and disposition of ADSs evidenced by ADRs to U.S. Holders. For purposes of this discussion, a "U.S. Holder" means an individual citizen or resident of the United States for United States federal income tax purposes, corporations, or partnerships created or organized under the laws of the United States or any state thereof or the District of Columbia, or estates or trusts which are residents in the United States for United States Federal Income tax purposes, in each case who (i) is not also resident of, or ordinarily resident in, the Republic of Ireland for Irish tax purposes, (ii) is not engaged in trade or business in the Republic of Ireland through a permanent establishment and (iii) does not own, directly, indirectly or by attribution, 10% or more of the shares of the Company (by vote or value). This summary is of a general nature only and does not discuss all aspects of United States and Irish taxation that may be relevant to a particular investor. The summary deals only with ADRs held as capital assets and does not address special classes of purchasers, such as dealers in securities, U.S. Holders whose functional currency is not the United States dollar and certain U.S. Holders (including, but not limited to, insurance companies, tax-exempt organizations, financial institutions and persons subject to the alternative minimum tax) who may be subject to special rules not discussed below. In particular the following summary does not address the adverse tax treatment of U.S. Holders who own, directly, or by attribution, 10% or more of the Company's outstanding voting stock in the event that the Company were to be classified as a "Controlled Foreign Corporation" for United States federal income tax purposes. Although the Company was not classified as a Controlled Foreign Corporation at December 31, 1998, there can be no assurance that it will not be a Controlled Foreign Corporation in the future.

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


Taxation of Dividends

Republic of Ireland Taxation. The Company does not expect to pay cash dividends for the foreseeable future. Persons who are neither resident nor ordinarily resident in the Republic of Ireland at present do not have an Irish income tax liability on dividends received from Irish resident companies. Although a net Irish income tax is imposed, the income tax liability of each such person is restricted to the amount of the Tax Credit attaching to the dividend and, as the Tax Credit is allowed against the restricted liability, the Irish income tax liability is fully offset by the Tax Credit. There is no Irish withholding tax on dividends paid by an Irish resident company.

The Finance Bill 1999, if passed by the Irish parliament, will impose, with some exceptions, a withholding tax at 24% on dividends paid by Irish resident companies. The proposed exceptions include dividends paid to residents of tax treaty countries (the United States is such a country), residents of EU Member States and companies the principal class of the shares of which is substantially and regularly traded on a recognized stock exchange in a tax treaty country or in an EU Member State.

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

Passive Foreign Investment Company Considerations

The Company will be classified as a passive foreign investment company ("PFIC") for United States federal income tax purposes if the fair market value of its passive income-producing assets equals or exceeds 50% of the sum of the market value of its outstanding stock plus its liabilities. Based on an analysis of its income, assets and equity during 1998, the Company believes that it is not a PFIC. While there can be no assurance, the Company expects, based on projections of its income and assets and the manner in which the Company intends to manage its business, that it will not be a PFIC. The Company will continue to monitor its status and will, promptly following the end of each taxable year, notify shareholders if it believes that it is properly classified as a PFIC for that taxable year.

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

Irish Capital Acquisitions Tax

    Irish capital acquisitions tax ("CAT") applies to gifts and inheritances (i) where the person making the gift or inheritance is domiciled in the Republic of Ireland at the date of the gift or inheritance or (ii) to the extent that the property of which the gift or inheritance consists is situated in the Republic of Ireland at the date of the gift or inheritance. The person by whom CAT is primarily payable is the person who receives the gift or inheritance. Persons who are secondarily liable include the donor, an agent, personal representative, trustee or other person in whose care the property constituting the gift or inheritance or the income therefrom is placed. All taxable gifts and inheritances received by an individual since December 2, 1988 are aggregated and only the excess over a certain tax-free threshold is taxed. The tax-free threshold is dependent on the relationship between the deceased/donor and successor/donee and the aggregation of all previous gifts and inheritances. The tax-free threshold amounts currently range from IR(pound) 12,860 (approximately $19,088 at December 31, 1998) in the case of persons who are not related to one another to IR(pound) 25,720 (approximately $38,176 at December 31, 1998) in the case of gifts and inheritances received from a brother, sister or from a brother or sister of a parent or from a grandparent to IR(pound) 192,900 (approximately $286,321 at December 31, 1998) in the case of gifts and inheritances received from a parent. Gifts and inheritances passing between spouses are exempt from CAT. CAT is charged at progressive rates ranging in the case of gifts from 15% to 30% and in the case of inheritances from 20% to 40%. Although ADSs may be held by persons who are neither domiciled nor resident in the Republic of Ireland, the underlying Ordinary Shares are deemed to be situated in the Republic of Ireland because the Company is required to maintain its Ordinary Share register in the Republic of Ireland. Accordingly, ADSs may be subject to CAT notwithstanding the fact that the holder may be domiciled and/or resident outside of the Republic of Ireland. The Convention between the United States and the Republic of Ireland relating to estate taxes generally provides for CAT paid on inheritances in the Republic of Ireland to be credited against tax payable in the United States and for tax paid in the United States to be credited against tax payable in the Republic of Ireland, based on priority rules set forth in the Convention, in a case where an ADS is subject to both Irish CAT with respect to inheritance and U.S. federal estate tax. The Convention does not apply to gifts. In addition to gift and inheritance taxes, a probate tax of 2% applies to the value of all assets passing under the will or intestacy of an Irish-domiciled person other than to the spouse of the deceased. Where the deceased was not domiciled in the Republic of Ireland, only assets situated in Ireland are liable for this tax.

United States Gift And Estate Tax

An individual U.S. Holder will be subject to United States gift and estate taxes with respect to the ADSs in the same manner and to the same extent as with respect to other types of personal property.

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


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is attached hereto as Appendix A and incorporated herein by this reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is attached hereto as Appendix B and incorporated herein by this reference.


ITEM 7A.  MARKET RISK

The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings.

As of December 31, 1998, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is attached hereto as Appendix C and incorporated herein by this reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On October 15, 1998, Ernst & Young ("Ernst & Young") informed Saville Systems PLC (the "Registrant") that it was resigning as the Registrant's independent auditors and principal accountants. The reason given by Ernst & Young for its resignation was the existence of certain mutual business opportunities on which both Ernst & Young and the Registrant desired to collaborate which affected
Ernst & Young's independence with respect to the Registrant. Ernst & Young's report on Saville's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to accept Ernst & Young's resignation was made by the Board of Directors of the Registrant.

During the Registrant's two most recent fiscal years and the subsequent interim periods immediately preceding the date of the resignation of Ernst & Young, the Registrant had no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make a reference to the subject matter of the disagreement in connection with its reports. None of the "reportable events" listed in Item 304 (a) (1) (ii) of Regulation S-K under the Securities Exchange Act of 1934 occurred with respect to the Registrant within the last two fiscal years and the subsequent interim period to the date hereof.

Ernst & Young furnished the Company with a letter addressed to the Commission stating whether it agrees with the statements set forth above. A copy of this letter was incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

Effective October 22, 1998, the Registrant engaged PricewaterhouseCoopers LLP ("PwC") as its principal accountants and independent auditors to replace Ernst & Young. The decision to engage PwC was made by the Board of Directors of the Registrant. During the last two fiscal years and the subsequent interim period to the date hereof, neither the Registrant nor anyone on its behalf consulted
PwC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's Financial statements, and no written or oral advice concerning the same was provided to the Registrant that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue.

There have been no disagreements on accounting and financial disclosure matters.


                                    PART III

ITEMS 10-13.

The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual General Meeting of Shareholders. Such information is contained in the sections of such proxy statement captioned "Share Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Determination of Ordinary Remuneration of Directors," "Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."




                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

 (a) The following documents are incorporated by reference or included as part of this Annual Report on Form 10-K.


1. The following financial statements (and related notes) of the Company are filed as Appendix C

                      Report of Independent Accountants

                      Consolidated Balance Sheets as of December 31, 1998
                      and 1997

                      Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                      Consolidated Statements of Changes in
                      Shareholders' Equity for the Years Ended
                      December 31, 1998, 1997 and 1996

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                      Notes to Consolidated Financial Statements

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

(b) "Changes in Registrant's Certifying Accountant" on Form 8-K, dated October 15, 1998 was filed by the Company on October 22, 1998 pursuant to Item 4 of Form 8-K.

The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: "Saville Systems", "CBP", each of which is registered, and "IBP", "SavilleCare" and "SavilleExpress".

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 1999.

                                         SAVILLE SYSTEMS PLC

                                         By: /s/John J. Boyle III
                                              John J. Boyle III, Chairman
                                              and Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                     Date

/s/ John J. Boyle III        Chairman, Chief                      March 12, 1999
---------------------        Executive Officer and Director
John J. Boyle III            (Principal Executive Officer)


/s/ Christopher A. Hanson    Chief Financial Officer              March 12, 1999
--------------------         (Principal Financial  and
Christopher A. Hanson        Accounting Officer)


/s/ Bruce A. Saville         Chairman Emeritus                    March 12, 1999
--------------------
Bruce A. Saville


/s/ John A. Blanchard III    Director                             March 12, 1999
-------------------------
John A. Blanchard III


/s/Brian E. Boyle            Director                             March 12, 1999
-------------------------
Brian E. Boyle


/s/ William F. Cunningham    Director                             March 12, 1999
-------------------------
William F. Cunningham


/s/Richard A. Licursi        Director                             March 12, 1999
-------------------------
Richard A. Licursi


/s/Fergus G. McGovern        Director                             March 12, 1999
-------------------------
Fergus G. McGovern


/s/David P. Mixer            Director                             March 12, 1999
-------------------------
David P. Mixer


/s/James B. Murray, Jr.      Director                             March 12, 1999
-----------------------
James B. Murray, Jr.


/s/John W. Sidgmore          Director                             March 12, 1999
-------------------------
John W. Sidgmore

                               SAVILLE SYSTEMS PLC

                 SCHEDULE II (VALUATION AND QUALIFYING ACCOUNTS)



         Col. A           Col. B               Col. C                   Col. D         Col. E
---------------------- ------------------------------------------- -------------- ---------------
                                              Additions               Deductions
                        Balance at                    Charged to
                       beginning of  Charged costs      other                      Balance at end
      Description         period      & expenses       accounts                      of period
---------------------- ----------------------------- ------------- -------------- ---------------
                            $              $                                             $
Allowance for doubtful
accounts

  December 31, 1998       1,687          3,160                         (2,904)         1,943
  December 31, 1997        756           1,010                           (79)          1,687
  December 31, 1996        370             386                                           756


                                                                      Appendix A

                      SELECTED CONSOLIDATED FINANCIAL DATA
               (in thousands of US dollars, except per share data)





Year ended December 31                      1998        1997         1996        1995         1994
---------------------------------------- ----------- ------------ ----------- ------------ ------------
Total revenue                              $167,705     $107,045     $53,920      $30,296      $20,073
Net income                                   27,052*      23,937      11,569        6,382        5,357
Diluted earnings per share                     0.67*        0.61        0.31         0.20         0.17




As of December 31                           1998        1997         1996        1995         1994
---------------------------------------- ----------- ------------ ----------- ------------ ------------
Total assets                               $161,645     $105,375     $56,489      $36,031       $9,857
Long-term liabilities, excluding current
     portion                                  1,178          336      -                44          689



*Financial data for 1998 includes the effects of a one-time charge of $9.2 million ($8.4 million net of related tax benefits) for the purchase of in-process research and development. Excluding such charge, net income and diluted earnings per share for the year ended December 31, 1998 were $35,447 and $0.87, respectively (see Note 5 of the Consolidated Notes to Financial Statements, December 31, 1998).

                                                                      Appendix B

                               SAVILLE SYSTEMS PLC
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



OVERVIEW

Saville Systems PLC (the "Company" or "Saville") is a leading provider of customer care and billing solutions for service providers in the telecommunications and energy markets. The Company offers an innovative convergent billing platform product called Saville CBP(R) ("CBP") that operates on DB2/400 and Oracle/UNIX platforms. The Oracle/UNIX-based platform of this software was introduced to the market in December 1997, with the second version of this software product released in September 1998. In addition, Saville offers its customers a full range of professional services. The Company assists a customer in analyzing its requirements and then designs, develops and implements a customer care and billing solution. The customer can either license CBP from Saville or CBP can be provided via a Company-operated service bureau. Saville has also introduced facilities management services, which allow customers to license from Saville and have Saville manage the operation of the software on customer owned hardware. Additionally, Saville has developed relationships with authorized integrators to assist it in providing implementation services to purchasers of CBP products. The Company also assists its customers on an ongoing basis by addressing their changing business needs through future enhancements and developments to their existing customer care and billing solutions.

The Company's strategy is to target growth-oriented telecommunications and energy service providers, leverage its multi-market experience and establish and maintain long-term relationships with its customers. The implementation of the Company's strategy has resulted in revenue growth over the preceding year of 78.0%, 98.5% and 56.7% in 1996, 1997 and 1998, respectively. The Company has been strategically expanding and developing its direct sales force over the past three years in addition to enhancing its support operations to meet worldwide demand. This strategy has resulted in continued revenue growth and an increase of the Company's customer base.

The following information should be read in conjunction with the Audited Consolidated Financial statements and notes thereto included in Item 8 on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the items reported in the Company's Consolidated Statements of Income.


                                                Percentage of Total Revenue
                                                  Year Ended December 31,
------------------------------------------- ------------------------------------
                                              1998           1997          1996
------------------------------------------- --------- ------------- ------------
Revenue:
Services                                       74.4%         79.3%        82.5%
License fees                                   25.6%         20.7%        17.5%
------------------------------------------- --------- ------------- ------------
Total Revenue                                 100.0%        100.0%       100.0%
------------------------------------------- --------- ------------- ------------
Expenses:
Cost of services                               36.7%         37.0%        40.9%
Cost of license fees                            0.8%          0.5%         0.6%
Sales and marketing                             5.2%          5.9%         6.3%
Research and development                       12.8%          9.5%         7.7%
General and administrative                     19.2%         19.1%        19.9%
Charge for purchased in-process
 research and development                       5.5%           -             -
------------------------------------------- --------- ------------- ------------
Total Expenses                                 80.1%         72.0%        75.4%
------------------------------------------- --------- ------------- ------------
Income from operations                         19.9%         28.0%        24.6%
Other income, net                               2.0%          2.0%         2.8%
------------------------------------------- --------- ------------- ------------
Income before income taxes                     21.9%         30.0%        27.4%
Provision for income taxes                      5.8%          7.5%         5.7%
------------------------------------------- --------- ------------- ------------

Income before minority interest                16.1%         22.5%        21.7%
Minority interest share in subsidiaries'
 net income                                       -           0.2%         0.2%
------------------------------------------- --------- ------------- ------------
Net income                                     16.1%         22.3%        21.5%
------------------------------------------- --------- ------------- ------------


YEARS ENDED DECEMBER 31, 1997 AND 1998

         Revenue. The Company earns revenue from services and license fees. Services revenue is comprised primarily of consulting services and, to a lesser extent, service bureau processing, facilities management and maintenance fees. Consulting services consist primarily of systems requirements definition, system design and analysis, customization and installation services, ongoing system management, system enhancements, software maintenance and customer training. Services revenue from consulting services is recognized as the services are performed, primarily on a time and materials basis and to a lesser extent on a fixed fee basis over the term of the services provided. Service bureau and facilities management revenue is earned when a customer contracts with the Company to operate a customer designed billing system at the Company's premises on either Company-owned or customer-owned hardware, respectively. Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Services revenue accounted for 82.5%, 79.3% and 74.4% of total revenue for 1996, 1997 and 1998, respectively. License fees comprise the remainder of the Company's revenue and are recognized at the time of delivery of the product to the customer, provided that the Company has no remaining service obligations, collectibility is considered probable and the fees are fixed and determinable. Where there are service obligations that are essential to the functionality of the software delivered, license fees are recorded over the expected term of the initial customization period. Total revenue increased 56.7% from $107.0 million in 1997 to $167.7 million in 1998 due to overall increases in services revenue and license fees, as discussed below.

         Services. Services revenue increased 47.0% from $84.9 million in 1997 to $124.7 million in 1998 due primarily to an increase in consulting and implementation services provided to new customers as well as continued services to existing customers. To a lesser extent, increased service bureau revenue and revenue from the operations of the Company's Australian subsidiary since the acquisition of the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority owned subsidiary BHA Computer Pty Ltd. ("BHAC") in April 1998, contributed to the increase.

         License Fees. License fees revenue increased 93.7% from $22.2 million in 1997 to $43.0 million in 1998 due primarily to the recognition of license revenue on new customer projects commencing in late 1997 and in 1998.

         Cost of Services. Cost of services is comprised primarily of the salaries and related benefits of software development, technical, service bureau and client service personnel. It also includes costs of external contractors, operating costs of computer equipment, training and travel expenses. Cost of services expense increased 55.5% from $39.6 million in 1997 to $61.6 million in 1998 and increased as a percentage of services revenue from 46.7% in 1997 to 49.4% in 1998. The overall increase in cost of services was primarily due to additional personnel hired to support the growth of the Company, as well as incremental costs incurred to attract and retain qualified personnel. Additionally, computer system costs incurred to support the Company's headcount growth and service bureau initiative contributed to the overall increase in the cost of services. The increase in cost of services as a percentage of services revenue was due primarily to the training of current personnel on the UNIX platform, the hiring of additional UNIX-skilled personnel in anticipation of additional services related to the Company's UNIX-based products, and to a lesser extent, higher cost of services as a percentage of services revenue at the Company's Australian subsidiary as a result of the acquisition of the assets of BHA and BHAC. As the market demands for skilled employees and contractors increase, the Company expects that the costs to attract, retain and train personnel will continue to increase. Also, as the Company continues to expand, it expects the overall costs of services to increase accordingly.

         Cost of License Fees. Cost of license fees consists of the commission expense on new license fees earned by the Company. Cost of license fees expense increased 119.2% from $579,000 in 1997 to $1.3 million in 1998 due to an increase in commission expenses resulting primarily from the increase in the license fees earned by the Company, and to a lesser extent, from an increase in license fees eligible for commissions in 1998 as compared to 1997.

         Sales and Marketing. Sales and marketing expenses consist of the salaries, sales commissions and benefits of those employees performing these duties as well as the related travel, marketing and promotional expenses. Sales and marketing expenses increased 38.3% from $6.3 million in 1997 to $8.7 million in 1998 but decreased as a percentage of total revenue from 5.9% in 1997 to 5.2% in 1998. The overall dollar increase was primarily due to the Company's continued expansion of its sales force globally, including North America, Europe, Latin America and Asia Pacific, the associated expansion of its infrastructure, and to a lesser extent, the incremental sales and marketing costs as a result of the acquisition of the assets of BHA and BHAC. The Company anticipates that the continued emphasis on its North American and European marketing efforts will increase its sales and marketing expenses in absolute dollars in 1999 but expects any such expense to remain at similar levels as a percentage of revenue.

         Research and Development. Research and development expenses are comprised of the salaries and related benefits of the employees and external contractors involved in product software development, as well as computer, travel and related expenses. Research and development expenses increased 110.8% from $10.1 million in 1997 to $21.4 million in 1998 and increased as a percentage of revenue from 9.5% in 1997 to 12.8% in 1998. Both the overall increase and the increase as a percentage of total revenue was due to development efforts by the Company on its CBP products for both the DB2/400 platform and UNIX platform, including the release of the second version of its UNIX-based product and an additional release of its DB2/400 based product. To a lesser extent, the further development of technology acquired in 1998, including Saville Express, Saville Care and Saville IBP, contributed to the overall increase in research and development expenses. The Company intends to continue to invest resources to expand and enhance its product offerings in the future and therefore expects that research and development expenses will remain at similar levels in 1999.

         General and Administrative. General and administrative expenses consist mainly of the salaries and related benefits of management and administrative personnel, related travel expenses, and general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company. It also includes recruitment expenses, professional fees, depreciation and amortization, and provision for doubtful collections. General and administrative expenses increased 57.5% from $20.4 million in 1997 to $32.2 million in 1998 and increased marginally as a percentage of revenue from 19.1% in 1997 to 19.2% in 1998. The overall increase in costs was attributable, in part, to additional senior and middle management and recruiting and infrastructure costs associated with the growth in the Company's employee base and the expansion of the Company's business, including the BHA acquisition in April 1998. Additional general and administrative expenses in 1998 were attributable to increased provisions to maintain the Company's allowance for doubtful accounts based on current and future market conditions and recent write-offs of certain customer balances as well as current year amortization of goodwill arising on the acquisition of the assets of BHA and amortization of acquired completed technology. The Company expects that in 1999 general and administrative expenses will remain at levels consistent with 1998 to support the continued growth of the Company and to properly assess risks associated with the Company's customers based on market conditions.

         Charge for Purchased In-process Research and Development The charge for purchased in-process research and development is based on the fair value of acquired technology that had not yet reached technological feasibility and has no future alternative use. The value assigned to the intangible assets purchased as part of the BHA acquisition and to the interconnect billing software technology purchased was determined based on fair market value using a risk adjusted discounted cashflow approach with the assistance of an independent appraiser. The significant assumptions that affected the valuations included potential revenue and cost of completion, as well as the timing of the product releases. In addition, the selection of an appropriate discount rate was a major factor in the valuation analysis. The valuation utilized a discount rate of 30% for the BHA acquisition and 31% for the acquisition of the interconnect billing technology, each reflecting the difficulties and uncertainties in completing the development effort, risks related to the viability and potential changes to target markets and the inherent uncertainty of predicting cash flows in the telecommunications billing industry.

Acquired incomplete technology from the BHA acquisition, specifically billing technology (SavilleExpress) and customer care technology (SavilleCare) were evaluated using a stage of completion approach. The Company, through extensive interviews and analysis of data concerning the state of the technology and required development work, estimated the stage-of-completion at the date of acquiring the products to be approximately 53% for SavilleExpress and 55% for SavilleCare. Each of the purchased technologies required significant modifications in order to reach technological feasibility. At the time of acquisition, additional development of SavilleExpress included, among others, additional core functionality including tariffing, language support, data fields to support different currencies, credit limit notification and automatic service shut-off as well as revision of all existing software code to be compatible with different hardware platforms. SavilleCare required substantial effort to complete the technology and ensure that it was more focused on the telecommunications industry than the original product design. This included, among others, ensuring scalability existed as well as full functionality in the areas of provisioning, call reporting and billing. SavilleExpress and SavilleCare were completed in August 1998 and January 1999, respectively. Actual revenue received and costs incurred to complete SavilleCare were not materially different than estimates made. Also, for SavilleExpress, costs of completion did not differ significantly from estimates. However, actual revenue received was less than expected due to a change in market conditions.

Saville IBP had significant functionality deficiencies at the date of acquisition that had to be corrected as part of further development so that the product could be commercialized. Specifically, these modifications included, among others, the addition of a critical application program interface, improved detailed reporting capability, datawarehousing capability without slowing down overall information technology systems and scalability for larger telecommunication operations. Saville IBP was completed in October 1998. Actual costs to complete and revenue received were not significantly different from estimates.

Based on this evaluation, the Company assigned fair values to SavilleExpress of $2.1 million, to SavilleCare of $3.0 million and to Saville IBP of $4.1 million. These in-process technologies had not reached technological feasibility at the time of acquisition and had no alternative future use in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development for a total charge of $9.2 million to the Company's consolidated results in 1998.

         Other income, net. Other income, net of other expenses, increased 56.2% from $2.2 million in 1997 to $3.4 million in 1998. Increased interest income on larger cash and short-term investment balances accounted for the majority of the increase in other income.

         Provision for income taxes. The Company earns a significant portion of its taxable income in the Republic of Ireland of which its "manufacturing income" qualifies for a reduced tax rate of 10% which is substantially lower than statutory rates in Ireland, Canada, the United States, the United Kingdom and Australia. The Company anticipates that it will continue to benefit from this tax treatment, although the extent of the benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change. The Irish Minister of Finance announced in December 1998 that the present standard Irish tax rate will be reduced to 28% as of January 1, 1999 and will be reduced gradually to a tax rate of 12.5% for taxation years ending after 2002. Under the announced plan, the tax rate on manufacturing income will remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to be equal to the standard rate of 12.5%. If the Company should no longer qualify for this lower tax rate or if tax laws were rescinded or changed, the Company's net income would be materially adversely affected. The Company recorded a tax provision of $8.0 million in 1997 representing an effective tax rate of 24.8%. Comparatively, a provision of $10.5 million was recorded in 1998 (before the deferred tax benefit of $773,000 recognized on the one-time charge for purchased in-process research and development of $9.2 million). This provision represents an effective tax rate of 22.9%. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions.

YEARS ENDED DECEMBER 31, 1996 AND 1997

          Revenue. Total revenue increased 98.5% from $53.9 million in 1996 to $107.0 million in 1997 due to overall increases in services revenue and license fees,as discussed below.

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

         Cost of License Fees. Cost of license fees expense increased 71.8% from $337,000 in 1996 to $579,000 in 1997 due to an increase in commission expenses resulting from the increase in the license fees earned by the Company.

         Sales and Marketing. Sales and marketing expenses increased 85.4% from $3.4 million in 1996 to $6.3 million in 1997 but decreased as a percentage of total revenue from 6.3% in 1996 to 5.9% in 1997. The increase in sales and marketing expense in 1997 resulted from the expansion of the North American sales force and the associated expansion of infrastructure. In addition, the Company established new sales offices in 1997 to strengthen its sales presence in Europe, Latin America and Asia Pacific and created new alliances to further expand the Company's market coverage in those areas.

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

         General and Administrative. General and administrative expenses increased 91.0% from $10.7 million in 1996 to $20.4 million in 1997 and decreased as a percentage of revenue from 19.9% in 1996 to 19.1% in 1997, respectively. The increase in general and administrative expenses was attributable to the additional costs of building infrastructure during 1997 to support the growth in the Company's employee base and the expansion of the Company's business. Significant areas of increased spending included additional senior and middle management, and recruiting and infrastructure costs related to an increased number of employees.

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

QUARTERLY INFORMATION

The following tables present selected unaudited consolidated financial information for the Company's last eight quarters, as well as the percentage of the Company's total revenue represented by each item. In the opinion of the Company's management, this unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The Company's operating results for any quarter are not necessarily indicative of results for any future period.


                                                                     Quarter Ended
------------------------------- ----------------------------------------------------------------------------------------

(in thousands of U.S. dollars   March 31   June 30    Sept. 30   Dec. 31    March 31   June 30     Sept. 30   Dec. 31
except per share data)            1997       1997       1997       1997       1998        1998       1998       1998
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Revenue
 Services                         $16,515    $20,088    $22,575    $25,678    $29,939     $31,114    $31,332    $32,345
 License fees                       3,615      5,405      6,006      7,163      8,083      11,797     11,245     11,850
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Total Revenue                      20,130     25,493     28,581     32,841     38,022      42,911     42,577     44,195
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Expenses
 Cost of services                   8,037      9,448     10,852     11,266     14,048      16,063     15,505     15,972
 Cost of license fees                  88        128        165        198        280         270        372        347
 Sales and marketing                1,202      1,522      1,600      1,942      1,922       2,186      2,194      2,366
 Research and development           1,481      2,530      2,805      3,330      3,931       5,968      5,362      6,128
 General and administrative         3,909      4,913      5,325      6,297      6,543       8,108      9,373      8,170
 Charge for purchased
     in-process research
     & development                    -          -          -          -          -         9,168       -          -
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Total Expenses                     14,717     18,541     20,747     23,033     26,724      41,763     32,806     32,983
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
  Income from operations            5,413      6,952      7,834      9,808     11,298       1,148      9,771     11,212
  Other income, net                   354        559        596        645        723         631        837      1,173
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
  Income before income taxes        5,767      7,511      8,430     10,453     12,021       1,779     10,608     12,385
  Provision for income taxes        1,325      1,995      2,096      2,573      2,825       1,743      2,440      2,733
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
 Income before minority
      Interest                      4,442      5,516      6,334      7,880      9,196          36      8,168      9,652
Minority interest share
    in subsidiaries'  net              40         75         50         70         -           -           -          -
    income
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Net income                         $4,402     $5,441     $6,284     $7,810     $9,196        $ 36     $8,168      9,652
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------

     Basic earnings per share       $0.12      $0.15      $0.17      $0.21      $0.24       $0.00      $0.21      $0.25
     Diluted earnings per           $0.11      $0.14      $0.16      $0.20      $0.23       $0.00      $0.20      $0.24
     share
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
(in thousands)
                                   36,209     36,449     36,965     37,356     37,822      38,554     38,679     38,827
Ordinary Shares
Ordinary Shares                    38,551     39,131     39,597     40,012     40,845      41,269     40,271     39,794
   assuming dilution
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------

                                                                     Quarter Ended
------------------------------- ----------------------------------------------------------------------------------------
                                March 31   June 30    Sept. 30   Dec. 31    March 31   June 30     Sept. 30   Dec. 31
(percentage of total revenue)     1997       1997       1997       1997       1998        1998       1998       1998
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Revenue
 Services                           82.0%      78.8%      79.0%      78.2%      78.7%       72.5%      73.6%      73.2%
 License fees                       18.0%      21.2%      21.0%      21.8%      21.3%       27.5%      26.4%      26.8%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Total Revenue                      100.0%     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Expenses
 Cost of services                   39.9%      37.1%      38.0%      34.3%      36.9%       37.4%      36.4%      36.1%
 Cost of license fees                0.4%       0.5%       0.6%       0.6%       0.7%        0.6%       0.9%       0.8%
 Sales and marketing                 6.0%       6.0%       5.6%       5.9%       5.1%        5.1%       5.2%       5.3%
 Research and development            7.4%       9.9%       9.8%      10.1%      10.3%       13.9%      12.6%      13.9%
 General and administrative         19.4%      19.3%      18.6%      19.2%      17.2%       18.9%      22.0%      18.5%
 Charge for purchased
     in-process research
     & development                    -          -          -          -          -         21.4%       -          -
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Total Expenses                      73.1%      72.8%      72.6%      70.1%      70.2%       97.3%      77.1%      74.6%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
 Income from operations             26.9%      27.2%      27.4%      29.9%      29.7%        2.7%      22.9%      25.4%
 Other income,  net                  1.8%       2.2%       2.1%       2.0%       1.9%        1.5%       2.0%       2.6%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
 Income before income taxes         28.7%      29.4%      29.5%      31.9%      31.6%        4.2%      24.9%      28.0%
 Provision for income taxes          6.6%       7.8%       7.3%       7.8%       7.4%        4.1%       5.7%       6.2%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
 Income before minority
      interest                      22.1%      21.6%      22.2%      24.1%      24.2%        0.1%      19.2%      21.8%
Minority interest share
    in subsidiaries'  net            0.2%       0.3%       0.2%       0.2%       -           -           -          -
    income
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------
Net income                          21.9%      21.3%      22.0%      23.9%      24.2%        0.1%      19.2%      21.8%
------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- ----------


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

The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.


LIQUIDITY AND CAPITAL RESOURCES

On a combined basis, cash and cash equivalents and short-term investments increased $19.0 million from $68.8 million at December 31, 1997 to $87.8 million at December 31, 1998. During the year, cash and cash equivalents decreased $15.5 million to $40.3 million at December 31, 1998, while short-term investments increased $34.5 million to $47.5 million at December 31, 1998.

         Operating Activities. During the year ended December 31, 1998, net cash provided by operating activities was $20.8 million. Net income, excluding the non-cash effect of the one-time charge for purchased in-process research and development, offset primarily by an increase in accounts receivable, comprised the majority of cash provided by operations.

         Investing Activities. The cash used in investing activities during the year ended December 31, 1998 was comprised of $4.6 million of net purchases of property and equipment, $2.0 million to purchase in-process technology, $34.5 million of net purchases of short-term investments and $21.0 million to purchase the assets of BHA and BHAC, including the repayment of $3.3 million in related bank debt, as well as $906,000 in acquisition related costs and expenses. The Company expects to continue to make property and equipment investments to support the growth and expansion of the Company's business and for further development of its internal software programs.

         Financing Activities. During the year ended December 31, 1998, net cash provided from financing activities was $25.7 million. This was primarily due to the issuance of Ordinary Shares to acquire the assets of BHA and BHAC and to employees pursuant to exercises of options under the 1995 Share Option Plan and, to a lesser extent, to shares issued under the 1996 Employee Share Purchase Plan. The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit (the "Line of Credit") from a financial institution that expires on August 31, 2000 and bears interest at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn of the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate, the bank's London Interbank Offer Rate (LIBOR) and the bank's Dublin Interbank Offer Rate (DIBOR). Total advances drawn on the Line of Credit during the year ended December 31, 1998 were approximately $22.3 million and were used to fund, in part, the acquisition of the assets of BHA and BHAC in April 1998. The $15.1 million borrowed as part of the funding of the acquisition was repaid by the Company, in part, from the proceeds resulting from the issuance of 283,698 of the Company's Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million. No advances were outstanding on this facility as of December 31, 1998.

The Company had capital lease obligations in principal amounts of $312,000 as of December 31, 1998 and subsequent to such date has incurred no additional capital lease obligations. Liabilities include approximately $2.0 million of minimum royalty payments due over the next two years as part of the purchase of in-process technology, of which approximately $1.0 million was due and paid in 1999 and is included in the current portion of long-term liabilities.

During 1998, irrevocable standby letters of credit were issued to a customer to serve as performance bonds associated with the completion of the Company's contract. These letters of credit totaled approximately $854,000 and $493,000 and expire on January 31, 1999 and July 30, 1999, respectively, and reduce those funds available for use by the Company under the Line of Credit. Before the customer can draw on these letters, the Company must be provided with sixty days prior written notice. No such notice had been received by the Company as of December 31, 1998.

The Company believes that existing cash balances, funds generated by operations and the availability of the Line of Credit will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.


FOREIGN CURRENCY EXPOSURE

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain customers who are invoiced primarily in Canadian dollars, Pounds Sterling, Australian dollars, New Zealand dollars and Swiss Francs. The impact of foreign currency translation has not been material to the Company's overall operations.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one common currency, the Euro. The Euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has begun to identify and ensure that all Euro conversion compliance issues are addressed during this transition period ending in 2001. The Company does not expect the effect of the Euro conversion on its business operations to be significant since the Company's international sales are predominately invoiced and paid in U.S. currency and the cost of modification to internal systems is not expected to be significant. Therefore, based on current information, the Company does not expect that the Euro conversion will have a material adverse impact on its business or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will be effective for the Company's fiscal year ending December 31, 2000. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which will be effective for the Company's December 31, 1999 year end. The Company does not expect any significant impact of this pronouncement on its consolidated financial statements.

Statement of Position of 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") has also been issued by the AICPA. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company's current revenue recognition policies are expected to remain largely unaffected.

YEAR 2000 READINESS DISCLOSURE

The Company is currently reviewing its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" may be recognized as the year 1900 rather than the year 2000. The Company considers "Year 2000 Ready" to mean that a product, when used in accordance with its associated documentation, is capable of correctly processing, providing and/or receiving date data within and between the twentieth and twenty-first centuries, provided that all non-Saville products (i.e., hardware, software and firmware) used with such product properly exchange accurate date data with it.

The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its material internal IT systems including its accounting and software development systems and its non-IT systems including security systems, building equipment and utilities. The Company expects to complete this assessment in the first half of 1999. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Ready. Although the assessment is still underway, management currently believes that all material systems which the Company uses will be Year 2000 Ready when necessary and that the cost to ensure that those systems are Year 2000 Ready will not be material. It should be noted, however, that the Company depends on timely and uninterrupted interactions with its vendors and its customers, through the use of banking systems, commercial airline travel, telecommunications via long-distance and local service providers, and local utilities, including power. To the extent that Year 2000 Ready alternatives are not readily available at the time, any interruption caused by a lack of Year 2000 Readiness on the part of such vendors could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has designed, tested and continues to test the most current versions of its products to ensure that they are Year 2000 Ready. However, a portion of the Company's currently installed customer base may require upgrade or other remediation to become Year 2000 Ready. The Company is currently taking inventory of its existing customers and assessing on a case-by-case basis whether testing, upgrade or modification for Year 2000 Readiness is required. The Company expects to complete this assessment in the first half of 1999. The Company's total cost relating to these activities, and any modifications required thereby, has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. Any such expenditures to date have been, and any such expenditures in the future are expected to be, treated as normal business expenses funded out of operating cash flow. The Company believes that its exposure to legal liability for any such Year 2000 Readiness failures is limited and that it will be able to make any necessary modifications on a timely basis. There can be, however, no assurance that there will not be increased costs associated with the implementation of any such activities or required modifications and there can be no assurance that there will not be significant legal liabilities, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

Despite testing by the Company and current and potential customers, the Company's new and installed products and the IT and non-IT systems used by the Company may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's IT systems, non-IT systems, or products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, and increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results, or financial condition. In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by it and third party suppliers that were not Year 2000 Ready. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by any such claims.

The Company believes that the most likely worst case scenario related to Year 2000 risks is a material business interruption that leads to client dissatisfaction and the termination of a project or projects by dissatisfied clients. Such an interruption in services could occur due to a breakdown in any number of the Company's IT or non-IT Systems, or the systems of third parties. The Company currently does not have a contingency plan in the event a particular system or vendor is not Year 2000 Ready. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled objectives in respect of Year 2000 Readiness. There can be no assurance that unexpected Year 2000 Readiness problems of the Company or its vendors, customers and service providers will not materially adversely affect the Company's business, operating results and financial condition. The foregoing assessment represents management's best estimates at the present time, which could change significantly in the future.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's expectations regarding future growth in revenue, the Company's plans to expand its product lines and international sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1999, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, the Company's expectation that the result of Euro conversion will not have a material adverse effect, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, the Company's ability to attract and retain qualified employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company and general economic factors.

Historically, the Company has been dependent on long-term customer relationships and to date, a substantial portion of the Company's total revenue has been derived from relatively large software development projects, which can cause the Company's revenue and earnings to fluctuate from quarter to quarter, based on their customers' requirements and the timing of the projects. The Company's future success depends in large part on its ability to maintain its current relationships and develop new customer relationships with successful telecommunications and energy service providers. There can be no assurance that the Company will be able to develop and maintain such long-term relationships, including obtaining references from such existing customers, or that emerging service providers that are or become customers of the Company will be successful. In addition, the telecommunications market is presently experiencing significant merger, consolidation and alliance formation activity among both established and start-up carriers. A consolidation or alliance affecting any of the Company's customers could result in such customer shifting to another billing system, thus decreasing such customer's use of the Company's products and services as well as the cancellation of any projects underway. A significant decrease in business from any of its major customers or the failure of the Company to compete effectively for new customers or projects in the telecommunications and energy markets, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The billing and customer care industry is intensely competitive. The Company competes with both independent providers of systems and services similar to those offered by the Company and with internal billing departments of existing telecommunications and energy service providers, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. For example, in February 1999, Lucent Technologies, Inc., a telecommunications equipment maker with substantially greater resources and name recognition than the Company and with which the Company had entered into several alliance agreements purchased Kenan Systems Corp., a customer care and billing software competitor of the Company. In addition, Amdocs Limited, a customer care and billing software competitor of the Company with substantially greater resources than the Company announced an agreement to purchase Architel Systems Corporation, a service provisioning software company, in order to enhance Amdocs' ability to provide end-to-end billing solutions for its telecommunications customers. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

The market for the Company's products is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. The Company currently offers both DB2/400-based and UNIX-based CBP products and is devoting significant resources to develop, refine and enhance these CBP products, as well as its other customer care and billing technology. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. If the Company is unable to develop and introduce new products and services in a timely manner, or if the Company's new products, developments and enhancements do not perform or gain market acceptance, or if there should be a rapid shift from the telecommunications industry's use of either DB2/400 or UNIX as a standard platform for billing, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company's international business is subject to risks such as fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and longer accounts receivable payment cycles. Specifically, the Latin America and Asia Pacific regions have experienced a downturn in economic conditions, the continuation of which could adversely affect the Company's ability to expand into this region. Additionally, credit markets for smaller telecommunications companies in the U.S. have weakened, while competition has increased, all of which could adversely affect the Company's ongoing projects for such customers, as well as the Company's ability to attract and maintain relationships with such companies.

Recently, the Company has expanded its operations rapidly, which has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems, as well as to attract and retain qualified personnel, including highly-sought UNIX software development personnel. If the Company is unable to respond to and manage changing business conditions, the quality of the Company's services, its ability to retain key personnel and its results of operations could be materially adversely affected.

The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing business and products. On April 3, 1998, the Company completed its acquisition of the net assets of BHA
Pty Ltd, an Australian telecommunications software company, and its majority-owned subsidiary, BHA Computer Pty Ltd. In addition, in early 1998, the Company purchased an interconnect telecommunications software product from a Swedish company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need to obtain regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company, and in the case of equity offerings, may result in dilution to the Company's shareholders.

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

                                                                      Appendix C


                               SAVILLE SYSTEMS PLC

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




   Report of Independent Accountants

   Consolidated Balance Sheets as of December 31, 1998 and 1997

   Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996

   Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Saville Systems PLC

         In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saville Systems PLC and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated January 22, 1998 (except for Comprehensive Income and Note 15 as to which the date is March 12, 1999) expressed an unqualified opinion on those statements.




PricewaterhouseCoopers LLP (signed)
Dublin, Ireland
March 2, 1999

Saville Systems PLC

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)


                                                             As of December 31
                                                         ----------------------
                                                              1998     1997
-------------------------------------------------------- ----------- ----------
ASSETS

Current Assets:
  Cash and cash equivalents [note 3]                       $ 40,330   $ 55,785
  Short-term investments [note 3]                            47,492     13,015
  Accounts receivable, less allowance for doubtful
     accounts of $1,943 and  $1,687, respectively            43,729     22,373
  Prepaid expenses and other assets                           4,471      3,581
-------------------------------------------------------- ----------- ----------
  Total current assets                                      136,022     94,754
  Property and equipment, net [note 4]                       12,277     10,621
  Other assets, net [note 6]                                 13,346          -
-------------------------------------------------------- ----------- ----------
Total assets                                               $161,645   $105,375
-------------------------------------------------------- ----------- ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            5,377      5,336
  Accrued compensation and related benefits                   7,128      5,248
  Accrued expenses and other liabilities                      4,644      3,084
  Income taxes payable                                        8,804      7,167
  Deferred revenue                                              947      3,402
  Current portion of long-term liabilities                    1,116        134
-------------------------------------------------------- ----------- ----------
  Total current liabilities                                  28,016     24,371
  Long-term liabilities  [note 7]                             1,178        336
  Minority interest  [note 9]                                   361        366
-------------------------------------------------------- ----------- ----------
Total liabilities                                            29,555     25,073
-------------------------------------------------------- ----------- ----------

Commitments and Contingencies [note 8]

Shareholders' Equity:  [note 9]
Ordinary Shares, nominal value $0.0025 per share
  Authorized:  75,000,000
  Issued and outstanding:  38,938,488 and 37,504,596             97         94

Deferred Ordinary Shares, nominal value
  IR(pound)1.00 per share
  Authorized, issued and outstanding:  30,000                    48         48
Additional paid-in capital  [note 9]                         63,766     37,734
Retained earnings                                            69,802     42,750
Accumulated other comprehensive income                      (1,623)      (324)
-------------------------------------------------------- ----------- ----------
Total shareholders' equity                                  132,090     80,302
-------------------------------------------------------- ----------- ----------
Total liabilities and shareholders' equity                 $161,645   $105,375
-------------------------------------------------------- ----------- ----------


See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)


                                                     Years ended December 31
                                            ------------------------------------
                                                  1998        1997         1996
------------------------------------------------------- ------------ -----------

REVENUE
Services                                      $124,730     $ 84,856     $44,478
License fees                                    42,975       22,189       9,442
------------------------------------------------------- ------------ -----------
Total revenue                                  167,705      107,045      53,920
------------------------------------------------------- ------------ -----------

EXPENSES
Cost of services                                61,588       39,603      22,058
Cost of license fees                             1,269          579         337
Sales and marketing                              8,668        6,266       3,379
Research and development                        21,389       10,146       4,171
General and administrative                      32,194       20,444      10,705
Charge for purchased in-process research
   and development                               9,168         -            -
------------------------------------------------------- ------------ -----------
Total expenses                                 134,276       77,038      40,650
------------------------------------------------------- ------------ -----------

Income from operations                          33,429       30,007      13,270
Other income, net [note 12]                      3,364        2,154       1,491
------------------------------------------------------- ------------ -----------
Income before income taxes                      36,793       32,161      14,761
Provision for income taxes [note 13]             9,741        7,989       3,052
------------------------------------------------------- ------------ -----------
Income before minority interest                 27,052       24,172      11,709
Minority interest share in subsidiaries'
  net income                                        -           235         140
------------------------------------------------------- ------------ -----------
Net income                                    $ 27,052      $23,937     $11,569
------------------------------------------------------- ------------ -----------

Basic earnings per share [note 14]               $0.70        $0.65       $0.32
Diluted earnings per share [note 14]             $0.67        $0.61       $0.31
------------------------------------------------------- ------------ -----------

(in thousands)
Ordinary shares                                 38,471       36,745      35,458
Ordinary shares assuming dilution               40,545       39,323      37,897
------------------------------------------------------- ------------ -----------

See accompanying notes

Saville Systems PLC


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands of U.S. dollars, except number of shares)



                                              Share Capital       Additional   Retained     Accumulated      Total
                                                                  paid-in      earnings        other      shareholders'
                                            Shares      Amounts    capital                 comprehensive     equity
                                                                                              income
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Balance at December 31, 1995               35,182,812       $136     $23,592      $ 7,244         $ (48)      $ 30,924
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Ordinary Shares issued                      1,010,330          2       4,739                                     4,741
Reduction in minority interest                                            37                                        37
Repayment of note receivable                                             100                                       100
Public offering costs                                                  (735)                                     (735)
Comprehensive income
   Net income                                                                      11,569                       11,569
   Foreign currency translation
    adjustments,net of tax                                                                          (25)          (25)
                                                                                                          -------------
Total comprehensive income                                                                                      11,544
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Balance at December 31, 1996               36,193,142        138      27,733       18,813           (73)        46,611
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Ordinary Shares issued                      1,311,454          4       9,069                                     9,073
Reduction in minority interest                                           189                                       189
Share issue costs                                                      (277)                                     (277)
Tax benefit of employee stock
    transactions                                                         873                                       873
Restricted share issuance and
    related compensation                       30,000                  1,031                                     1,031
Unearned compensation on restricted
    share issuance                                                     (945)                                     (945)
Compensation related to stock options                                     61                                        61
Comprehensive income
   Net income                                                                      23,937                       23,937
   Foreign currency translation
     adjustments, net of tax                                                                       (251)         (251)
                                                                                                          -------------
Total comprehensive income                                                                                      23,686
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Balance at December 31, 1997               37,534,596        142      37,734       42,750          (324)        80,302
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Ordinary Shares issued                      1,403,892          3      25,538                                    25,541
Reduction in minority interest                                             5                                         5
Share issue costs                                                      (522)                                     (522)
Tax benefit of employee stock
    transactions                                                         805                                       805
Recognition of compensation on
    restricted share issuance                                            206                                       206
Comprehensive income
   Net income                                                                      27,052                       27,052
   Foreign currency translation
    adjustments, net of tax                                                                      (1,299)       (1,299)
                                                                                                          -------------
Total comprehensive income                                                                                      25,753
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------
Balance at December 31, 1998               38,938,488       $145     $63,766      $69,802       $(1,623)      $132,090
----------------------------------------- ------------ ---------- ----------- ------------ -------------- -------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. dollars)

                                                     Years ended December 31
                                                    --------------------------
                                                   1998         1997     1996
------------------------------------------------- ---------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $27,052   $23,937   $11,569
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation of property and equipment              2,939     1,487       782
  Amortization of other assets                        2,228       -          -
  Allowance for doubtful accounts                     3,160     1,010       386
  Minority interest in net income                       -         235       140
  (Gain) Loss on sale of property and equipment        (90)        90        -
  Compensation related to stock transactions            206       147        -
  Deferred taxes                                    (1,114)        -         -
  Charge for purchased in-process research
     and development                                  9,168        -         -
Changes in operating assets and liabilities:
  Accounts receivable                              (24,514)   (8,072)   (7,521)
  Prepaid expenses and other assets                   (702)   (2,075)     (461)
  Long term receivable                                  -          -        741
  Accounts payable                                    (109)     3,349       632
  Accrued compensation and related benefits           1,880     2,544     1,177
  Accrued royalties                                     -          -       (663)
  Income taxes payable                                1,637     4,257     1,682
  Deferred revenue                                  (2,455)     1,982     1,420
  Accrued expenses and other liabilities              1,560     1,897       474
------------------------------------------------- ---------- --------- ---------
Net cash provided by operating activities            20,846    30,788    10,358
------------------------------------------------- ---------- --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (5,763)   (7,537)   (2,723)
Proceeds on sale of property and equipment            1,146       136       -
Purchase of other assets                            (1,973)       -         -
Net purchase of short-term investments             (34,477)  (12,015)   (1,000)
Payment for acquired assets                        (21,012)       -         -
------------------------------------------------- ---------- --------- ---------
Net cash used in investing activities              (62,079)  (19,416)   (3,723)
------------------------------------------------- ---------- --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term liabilities                        -        470       -
Principal payments on capital lease obligations       (129)      (43)      (54)
Advances on operating line of credit                 22,296        -        -
Repayments on operating line of credit             (22,296)        -        -
Proceeds from share issuance                         25,541     9,073     4,841
Share issue costs                                     (522)     (277)     (735)
Tax benefit on employee stock transactions              805       873       -
------------------------------------------------- ---------- --------- ---------
Net cash provided by financing activities            25,695    10,096     4,052
------------------------------------------------- ---------- --------- ---------
Effect of exchange rate changes on cash                  83      (78)      (14)
------------------------------------------------- ---------- --------- ---------
Net (decrease) increase in cash and cash
  equivalents                                      (15,455)    21,390    10,673
Cash and cash equivalents, beginning of year        $55,785    34,395    23,722
------------------------------------------------- ---------- --------- ---------
Cash and cash equivalents, end of year               40,330   $55,785   $34,395
------------------------------------------------- ---------- --------- ---------
Short-term investments                               47,492    13,015     1,000
------------------------------------------------- ---------- --------- ---------
Cash and short-term investments                     $87,822   $68,800   $35,395
------------------------------------------------- ---------- --------- ---------

See accompanying notes

                               SAVILLE SYSTEMS PLC
          Consolidated Notes to Financial Statements, December 31, 1998


1. ORGANIZATION

      Saville Systems PLC (the "Company") is a public limited company incorporated under the laws of the Republic of Ireland in 1993. These consolidated financial statements include the results of the Company and its subsidiaries since their inception. These subsidiaries include Saville Systems Canada, Ltd. and Saville Systems Inc. which are majority owned by the Company with the exception of a minority interest holding as of December 31, 1998 of approximately 2% (4% and 7% as of December 31, 1997 and 1996 respectively). These statements also include the results of the Company's wholly owned subsidiaries Saville C.I. Limited and Saville Systems (UK) Limited incorporated in 1997 and Saville Systems Aust. Pty Ltd incorporated in 1998.

      The  Company's  principal  line of business is the provision of convergent customer care and billing solutions to its customers in the global telecommunications and energy industries. The Company either licenses the use of its software to customers throughout the world or operates its software for certain customers under a service bureau arrangement. The Company's principal markets are currently located in the United States, Europe, Canada, Asia Pacific and Latin America.


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

Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and short-term investments
     Cash equivalents include those investments that are readily convertible to known amounts of cash, with maturities at the date purchased of three months or less.

     Short-term investments held by the Company and its subsidiaries are classified as held-to-maturity as the Company has the intent and ability to hold those investments to maturity. They are stated at cost with corresponding premiums or discounts amortized over the life of the investment.

Property and equipment
     Property and equipment are recorded at cost. Costs incurred for the purchase and development of internal use software have been recorded at cost in accordance with Statement of Position 98-1 (SOP 98-1) which has been early adopted by the Company. Depreciation is computed on a declining balance basis of 20% for furniture and equipment, on a straight-line basis over three to four years for computer equipment and software, and over the remaining lease term for leasehold improvements.

     When assets are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Maintenance and repairs are expensed as incurred.

Leases
     Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards (SFAS) No.13 "Accounting for Leases" is accounted for as if the asset were acquired and as if the obligation were assumed as of the date of lease. All other leases are recorded as operating leases whereby the related costs are charged to income on a straight-line basis over the term of the lease.

Intangible Assets
     Intangible assets are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets of three to seven years.

Revenue recognition
     In 1998, the Company adopted SOP 97-2 "Software Revenue Recognition" and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2", which did not significantly affect existing revenue recognition policies.

     Revenue from services consists of fees for systems requirements definition, system design and analysis, customization and installation services, ongoing system management, system enhancements, service bureau processing, facilities management and maintenance fees. Services revenue is recognized as the services are performed, primarily on a time and materials basis and to a lesser extent on a fixed fee basis over the term of the services provided. Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year.

     Revenue from the licensing of software rights is recognized at the time of delivery of the product to the customer, provided that the Company has no remaining service obligations, collectibility is considered probable and the fees are fixed and determinable. Where there are service obligations that are essential to the functionality of the software installed, license fees are recorded over the expected term of the initial customization period.

       Deferred revenue relates primarily to license fee and maintenance revenue, which has been paid by the customers prior to the recognition of revenue.

Software development costs
     Software development costs, principally the design and development of customer care and billing software, are expensed as incurred unless they qualify for capitalization, as defined by SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized costs are amortized over the economic life of the software release. Software development costs have not been capitalized by the Company with the exception of specific purchased research and development, as the development costs incurred subsequent to establishing technological feasibility of the related software have not been material.

     Purchased research and development costs that have reached technological feasibility and have an alternative future use are capitalized and amortized over the expected useful life of the technology. Any costs which do not meet these criteria are recorded as a charge to current period earnings.

Stock options
     The Company records compensation expense relating to stock based compensation to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma footnote disclosures, which comply with the SFAS No. 123 "Accounting for Stock Based Compensation", are provided in note 9.

Foreign currency translation
     The Company uses the United States dollar as the unit of measurement of its financial statements, as a significant portion of the Company's operating and financing activities are transacted in United States dollars. The functional currencies of the Company's subsidiaries are their local currencies. The effects of fluctuations in currency exchange rates have not been significant to the Company's consolidated results.

     The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange and results of operations are translated at weighted average rates of exchange for the fiscal period reported. Translation adjustments resulting from this process are recorded in shareholders' equity as an adjustment to accumulated other comprehensive income.

Earnings per share
     Basic and diluted earnings per share are computed in accordance with SFAS No. 128 "Earnings per Share." Basic earnings per share exclude any dilutive effects of stock options. In the calculation of diluted earnings per share, Ordinary Shares assuming dilution includes the effect of dilutive share equivalents from stock options using the average market price for the period.

Comprehensive income
     Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is primarily comprised of foreign currency translation adjustments which arise from the earnings of the Company's non-Irish foreign subsidiaries. These earnings are reinvested with no plan for repatriation and therefore, there is no tax effect on this component of other comprehensive income.

Segment Information
     During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company [note 15].

Reclassifications
     Certain reclassifications have been made to amounts in the financial statements of 1997 in order to conform to current presentation.

3. CASH AND SHORT-TERM INVESTMENTS

     Total cash and cash equivalents were $40.3 million and $55.8 million as of December 31, 1998 and 1997, respectively, which included approximately $23.0 million and $41.9 million, respectively, of money market funds, commercial paper investments, and corporate and U.S. government agency notes held by the Company.

     Short-term investments of approximately $47.5 million, and $13.0 million as of December 31, 1998 and 1997, respectively, are composed of corporate notes (1998 - $14.5 million; 1997 - $11.0 million) and U.S. government agency notes (1998 - $33.0 million; 1997 - $2.0 million ). Interest rates on these deposits range from 5% to 6% and total accrued interest of $664,000 and $287,000 at December 31, 1998 and 1997 respectively, is included in prepaid expenses and other assets.

     All cash equivalents and investments held by the Company are carried at amortized cost, which approximates fair value, and mature within three months and one year, respectively.


Supplemental Cash Flow Information


                                                   Years Ended December 31
------------------------------------------------ -------- --------- ---------
                                                    1998      1997      1996
------------------------------------------------ -------- --------- ---------
Cash Transactions:
  Cash paid for interest                             228        48        15

  Cash paid for income taxes                       7,996     2,889     1,504

Non-Cash Transactions:
  Technology acquired by long-term liabilities     1,982       -         -

------------------------------------------------ -------- --------- ---------


4. PROPERTY AND EQUIPMENT


                                                   As of December 31
---------------------------------------- ------------------------------

                                                  1998           1997
---------------------------------------- --------------- --------------
Furniture and equipment                         $ 6,425         $5,168
Computer equipment and software                   5,261          3,920
Leasehold improvements                            5,897          4,279
---------------------------------------- --------------- --------------
Total cost                                       17,583         13,367
Less accumulated depreciation                     5,306          2,746
---------------------------------------- --------------- --------------
Net book value                                  $12,277        $10,621
---------------------------------------- --------------- --------------



      Computer equipment and software includes $804,000 (1997 - $1.8 million) of assets under development to be depreciated when put in use. Of this, $324,000 (1997 - $470,000) is computer software under capital lease. As of December 31, 1998, total computer software under capital lease in use and being depreciated was $162,000 (1997 - Nil) with accumulated amortization of $29,000 (1997 Nil).

5. ACQUISITION

     On April 3, 1998, the Company acquired the net assets of Australian telecommunications software company BHA Pty Ltd. ("BHA") and its majority-owned subsidiary BHA Computer Pty Ltd. ("BHAC") for approximately $15.8 million in cash and the settlement of approximately $3.3 million in related bank debt, as well as $906,000 in acquisition related costs and expenses including applicable duties and taxes. The Company funded the acquisition, in part, by the borrowing of approximately $15.1 million from the Company's working capital line of credit. The entire amount borrowed was repaid during the year, in part, from the proceeds resulting from the issuance of 283,698 of the Company's Ordinary Shares to BHA for aggregate consideration of approximately $14.0 million.

     This asset acquisition was accounted for using the purchase method of accounting and results have been included since the date of acquisition. Pro forma results have not been provided as the impact on revenue and net income are not considered material to the current and preceding periods. The assets purchased consist of those assets used by BHA and BHAC in developing and marketing customer care and billing software for the telecommunications industry, including property and equipment and completed technology and other intangibles. The purchase price was allocated among tangible and intangible assets based on estimated fair values at the date of acquisition. The aggregate cost of the acquisition on the acquisition date exceeded the estimated fair value of the acquired net assets by $8.9 million, which is being amortized as goodwill on a straight-line basis over the estimated useful life of such assets of seven years. The balance remaining in goodwill as of December 31, 1998 is included in Other Assets (see Note 6). This balance is subject to translation to the reporting currency of the Company as required by SFAS 52 "Foreign Currency Translation". Any changes in the balance due to foreign exchange fluctuations are recorded as part of accumulated other comprehensive income.

      Also, during 1998, the Company purchased telecommunications interconnect billing software technology from a Swedish company for a total of $4.1 million, including acquisition costs. This was paid for by a cash outlay of $2.0 million with a commitment of at least $2.0 million in minimum royalty payments to be paid in 1999 and 2000. Minimum royalty payments outstanding as of December 31, 1998 are included in Long-Term Liabilities (see note 7).

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

      Based on this evaluation, the Company assigned fair values to SavilleExpress of $2.1 million, to SavilleCare of $3.0 million and to Saville IBP of $4.1 million. These in-process technologies had not reached technological feasibility at the time of acquisition and had no alternative future use in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development for a total charge of $9.2 million to the Company's consolidated results in 1998.

6. OTHER ASSETS


                                                 As of December 31
-------------------------------------- -------------------------------

                                                1998       1997
-------------------------------------- --------------- ---------------
Goodwill                                      $ 8,479        -
Completed technology                            5,984        -
-------------------------------------- --------------- ---------------
Total cost                                     14,463        -
Less accumulated amortization                   2,214        -
-------------------------------------- --------------- ---------------
Net book value                                 12,249        -
Deferred tax assets                             1,097        -
-------------------------------------- --------------- ---------------
Total other assets                            $13,346        -
-------------------------------------- --------------- ---------------


7. LONG-TERM LIABILITIES

Line of Credit
     During 1997, the Company obtained a multi-currency operating line of credit of $15.0 million from a financial institution. This line of credit was available to the Company and its subsidiaries for a two-year period ending August 31, 1999. Subsequent to December 31, 1998, the company extended the availability of this line of credit to August 31, 2000. Interest is charged at rates varying from 0.25% to 1% above the base rate. This base rate depends on the currency of the funds drawn on the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate, the bank's London Interbank Offer Rate (LIBOR) and the bank's Dublin Interbank Offer Rate (DIBOR).

     A standby fee of 0.25% per annum is payable on the daily unused portion of the facility. This fee totaled $50,000 and $13,000 for the years ended December 31, 1998 and 1997, respectively.

     The credit arrangement contains financial covenants relating to minimum net worth and leverage ratios. The line of credit is unsecured. However, if the Company does not maintain compliance with the covenants, the financial institution has the right to register security over any outstanding balances. The Company was in compliance with these covenants at December 31, 1998 and 1997. No advances were outstanding on this facility as of December 31, 1998 and 1997.

Letters of Credit

     During 1998, irrevocable standby letters of credit were issued to a customer to serve as a performance bond associated with the completion of the Company's contract. As of December 31, 1998 letters of credit totaling approximately $854,000 and $493,000 were outstanding and expire on January 31, 1999 and July 30, 1999 respectively. Before the customer can draw on these letters, the Company must be provided with sixty days prior written notice. No such notice had been received by the Company as of December 31, 1998. Subsequent to December 31, 1998 a letter of credit was also issued to one of the Company's lessors in the amount of approximately $162,000 which is due to expire September 30, 2000. Funds available under the line of credit are reduced by letters of credit outstanding.

Capital Lease
     The Company has obligations under a capital lease for $312,000 (1997 - $470,000) payable in nine quarterly payments of principal and interest of $37,000. The lease is denominated in Canadian dollars and bears interest at 5.4%. Principal payments of $134,000, $141,000, and $37,000 are due in the years 1999, 2000 and 2001, respectively.

 Minimum Royalty Payments
      As part of the purchase of telecommunications interconnect billing software technology, the Company incurred a commitment of at least $2.0 million in royalties to be paid in 1999 and 2000. The balance of minimum royalty payments as of December 31, 1998 was approximately $2.0 million of which $982,000 is due in 1999 and is included in the current portion of long-term liabilities.

8. COMMITMENTS AND CONTINGENCIES

The Company is committed to make operating lease payments on premises, computer hardware and software, and equipment under agreements, which expire over the next ten years as follows:


---------------------------------------------------------------------------
                           1999                                  $11,299
                           2000                                    7,897
                           2001                                    3,223
                           2002                                    2,054
                           2003                                    1,532
                           Thereafter                              2,899
---------------------------------------------------------------------------
                                           Total                 $28,904
---------------------------------------------------------------------------

      Subsequent to December 31, 1998, the Company has committed to additional lease payments totaling $15.7 million until 2010.

     Total rental expense was  approximately  $10.5 million,  $6.0 million,  and
$3.6  million,   for  the  years  ended  December  31,  1998,   1997  and  1996,
respectively.

9. SHAREHOLDERS' EQUITY

Authorized share capital
     Upon incorporation, the Company's authorized share capital comprised 100,000 Ordinary Shares. In connection with a restructuring of the Company in 1995, authorized share capital was increased to 40,000,000 Ordinary Shares.

     During 1997 the shareholders authorized an amendment to the Company's Memorandum and Articles of Association to increase the number of authorized Ordinary Shares from 40,000,000 to 75,000,000.

Issued share capital
     An analysis of the number of shares issued and outstanding, adjusted retroactively for each share dividend, for the three-year period ended December 31, 1998 is as follows:

o During the year ended December 31, 1996, the Company issued 810,330 Ordinary Shares to officers and employees for cash consideration of approximately $2.1 million and conducted a second public offering issuing 200,000 Ordinary Shares for total gross proceeds to the Company of $2.6 million.

o On November 17, 1997 the Company issued a two-for-one share dividend for each share outstanding to all shareholders of record on November 7, 1997. The dividend was approved by a vote of shareholders at an Extraordinary General Meeting held on October 23, 1997.

o During the year ended December 31, 1997, the Company issued 1,311,454 Ordinary Shares to officers and employees for cash consideration of approximately $9.1 million and 30,000 restricted Ordinary Shares to an officer at par value.

o During the year ended December 31, 1998, the Company issued 1,120,194 Ordinary Shares to officers and employees for cash consideration of approximately $11.5 million and issued 283,698 ordinary shares to BHA Pty Ltd. for aggregate consideration of approximately $14.0 million in order to fund, in part, an asset acquisition (see Note 5).

Additional paid-in capital
     During 1996, a note receivable of $100,000 was repaid in full. This note was issued in 1995 to an officer of the Company as consideration for the issuance of shares. Upon repayment, this amount has been reflected as additional paid-in capital.

     During 1997 and 1998, the Company recorded the effect of tax deductions available to its subsidiary Saville Systems Inc. (Saville U.S.) for stock options exercised by employees in the United States. The benefits of this deduction for tax of $873,000 and $805,000, respectively, are recorded as additional paid-in capital in Saville U.S.

     During 1997, the Company issued 30,000 restricted Ordinary Shares to an officer of the Company at par value. These shares are subject to vesting provisions, which restrict the holder's ability to sell such shares over a five-year period. In connection with this issuance, the Company recorded approximately $1.0 million as additional paid-in capital, based on the difference between the par value and fair value of the shares at the measurement date. Of this amount, the Company recorded compensation expense of $206,000 and $86,000 in 1998 and 1997, respectively. The remaining unearned compensation of $739,000 is recorded as an offset to additional paid-in capital as of December 31, 1998 ($945,000 as of December 31, 1997) and will be recognized over the remaining vesting period of the shares.

Dividends
     Shareholders are entitled to receive dividends as may be recommended by the Board of Directors of the Company and approved by the shareholders, which will be declared and paid in United States dollars. Under Irish Company law, dividends are payable only out of profits available for distribution, where profits are determined in accordance with accounting principles generally accepted in the Republic of Ireland. The amount available for distribution to shareholders includes only the retained earnings of the Company, and not that of its subsidiaries, calculated in accordance with accounting principles generally accepted in the Republic of Ireland which amounted to approximately $46.5 million, as of December 31, 1998 ($35.3 million as of December 31, 1997). No cash dividends were declared during the years ended December 31, 1998, 1997 and 1996.

Minority interest
     The minority interest shareholder entered into a share restriction and contribution agreement which prohibits the minority shareholder from transferring any securities of the Company, unless a proportionate number of subsidiary shares are contributed to the Company. The minority shareholder must contribute all of its shares in the Subsidiaries no later than September 1, 2005.


10.  STOCK BASED COMPENSATION

      The 1995 Share Option Plan provides for the grant of stock options to employees, officers, directors, consultants and advisors of the Company. These options generally expire ten years from the date of grant and vest over periods of one to five years. The shareholders authorized an amendment to the Company's 1995 Share Option Plan during 1997 to increase the number of shares authorized to be granted under the plan from 5,960,000 to 10,000,000.

     The 1996 Employee Share Purchase Plan, approved by the Board of Directors during 1996, provides for the grant of stock upon exercise of options to certain officers and employees of the Company. The total number of shares authorized to be granted was 614,000. The options are exercisable six months after grant, at the lower of 85% of market value at the beginning or end of the six-month period, through accumulations of payroll deductions of up to 10% of each participant's regular base pay. No participant may be granted an option to purchase shares that are valued in excess of $12,500 as determined on the first day of the applicable offering period.

       The following table summarizes the activity in options to December 31, 1998:


                                            Number of Ordinary Shares
---------------------------------- ----------------- --------------- ----------
                                    Available for  Outstanding  Weighted average
                                        grant                    exercise price
                                                                   per share
---------------------------------- -------------- ------------- -----------
Balance at December 31, 1995           3,592,348     3,604,278       $3.22
---------------------------------- -------------- ------------- -----------

Options granted                        (182,176)       182,176       13.50
Options exercised                           -        (810,330)        2.65
Options cancelled                         49,290      (49,290)        4.33
---------------------------------- -------------- ------------- -----------
Balance at December 31, 1996           3,459,462     2,926,834       $3.99
---------------------------------- -------------- ------------- -----------
Ordinary Shares authorized             4,040,000          -            -

Options granted                      (2,756,500)     2,756,500       20.74
Options exercised                           -      (1,263,371)        6.77
Options cancelled                        228,948     (228,948)       15.17
---------------------------------- -------------- ------------- -----------
Balance at December 31, 1997           4,971,910     4,191,015      $13.56
---------------------------------- -------------- ------------- -----------

Options granted                      (2,629,005)     2,629,005       36.27
Options exercised                          -       (1,020,700)        9.10
Options cancelled                        240,571     (240,571)       36.30
---------------------------------- -------------- ------------- -----------
Balance at December 31, 1998           2,583,476     5,558,749      $24.14
---------------------------------- -------------- ------------- -----------


       Compensation expense of $73,000 was recorded in 1996 which related to options granted in 1994 and 1995 at exercise prices below estimated fair market value at the date of grant.

         During 1997, 20,000 options having an exercise price of $17.22 were granted below estimated fair market value at the date of grant. These options were vested upon grant and compensation expense of $61,000 was recorded in that year.


A summary of options outstanding as of December 31, 1998 is as follows:


------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Total outstanding      Range of          Weighted          Weighted       Exercisable as       Weighted
                   exercise prices       average           average       of December 31,       average
                                      exercise price      remaining            1998         exercise price
                                                         contractual                        of exercisable
                                                       life (in years)                         options
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
          214,716       $ 1.20                  $1.20        1.1                  214,716            $ 1.20
          910,223     4.33-5.00                  4.47        6.5                  910,223              4.47
           78,090     7.50-13.69                10.33        8.4                   29,256              8.62
        1,858,312    14.06-21.50                18.15        7.9                  662,306             18.78
          283,166    21.75-32.56                30.47        8.8                   67,664             29.66
        2,079,442    33.50-50.25                38.24        8.6                   65,998             34.84
          134,800    50.75-55.00                53.05        9.2                     -                  -

        5,558,749    $ 1.20-55.00              $24.14        7.7                1,950,163            $10.93
------------------ ----------------- ----------------- ----------------- ----------------- -----------------


       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for employee options granted during this year was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                                Years Ended December 31
                                           1998         1997            1996
------------------------------------ ------------- -------------- -------------
Risk free interest rate                   5.14%         6.10%          5.98%
Volatility                                57.2%         57.5%          68.9%
Dividend yield                            0.00%         0.00%          0.00%
Expected life in years                     4.8           5.2            4.0
------------------------------------ ------------- -------------- -------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which includes actual accelerated vesting entitlements during the year. The weighted average fair value of options granted during 1998 was $18.78 (1997 - $11.64, 1996 - $6.66).

     The Company's pro forma information follows (in thousands except for earnings per share information):


                                                   Years ended December 31
                                               1998       1997          1996
----------------------------------------- ------------ ----------- ------------
Pro forma net income                          $2,710     $9,623       $10,028
----------------------------------------- ------------ ----------- ------------

Pro forma basic earnings per share            $ 0.07     $ 0.26        $ 0.28
----------------------------------------- ------------ ----------- ------------

Pro forma diluted earnings per share          $ 0.07     $ 0.25        $ 0.27
----------------------------------------- ------------ ----------- ------------


     The effect on net income and earnings per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.


11.  DEFINED CONTRIBUTION PLANS

        During 1998, the Company initiated defined contribution plans for its employees at two of its subsidiaries. These plans allow employees to contribute 3% of their salary, while Company contributions are 2% of participants' salaries. Total contributions by the Company for the year were approximately $113,000, which were included in operating expenses.


12. OTHER INCOME

                                                  Years ended December 31
------------------------------------------ ------------------------------------
                                                1998       1997      1996
------------------------------------------ ------------ ---------- ------------
Interest income                                $3,975     $2,541    $1,563
Interest on long-term liabilities                 (44)       -         (5)
Other interest expense                           (184)      (61)      (10)
Foreign currency exchange losses, net            (412)     (206)     (107)
Other                                              29      (120)        50
------------------------------------------ ------------ ---------- ------------
                                               $3,364     $2,154    $1,491
------------------------------------------ ------------ ---------- ------------


13.  INCOME TAXES

       The provision for income taxes consists of the following:


                                           Years ended December 31
----------------------------------- --------------------------------------
                                        1998         1997         1996
----------------------------------- ------------- ------------ -----------
Current:
    Ireland                               $4,714       $3,579      $1,628
    Foreign                                5,800        4,410       1,424
Deferred:
      Ireland                              (773)           -           -
----------------------------------- ------------- ------------ -----------
                                          $9,741       $7,989      $3,052
----------------------------------- ------------- ------------ -----------


           Pretax income from foreign operations amounted to approximately $12.1 million, $8.7 million, and $3.1 million, for the years ended December 31, 1998, 1997 and 1996, respectively. Deferred taxes result primarily from completed technology which is not currently deductible for tax purposes. These costs are capitalized for tax purposes and amortized in the future.

       The effective income tax rate differed from the statutory federal income tax rate due to:


                                                    Years ended December 31
--------------------------------------------- ----------------------------------
                                               1998        1997        1996
--------------------------------------------- ----------- ----------- ----------
Statutory Irish federal income tax rate          32.0%        36.5%       38.0%
Computed tax provision                        $11,774      $11,739     $ 5,609
Tax relief on Irish manufacturing operations   (4,403)      (4,830)    (2,833)
Foreign tax rate differences                    1,514          983         240
Change in valuation allowance in                  -            -           120
  respect of subsidiary losses
Purchased in-process research and development     742          -           -
Other                                             114           97        (84)
--------------------------------------------- ----------- ----------- ----------
                                               $9,741     $ 7,989     $ 3,052
--------------------------------------------- ----------- ----------- ----------

Per share effect of the tax relief on Irish
manufacturing operations on a diluted basis    $ 0.11      $ 0.12      $ 0.07
--------------------------------------------- ----------- ----------- ----------


The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and under an incentive tax program due to terminate in 2010, is taxed on its "manufacturing income" at a 10% rate. The Irish standard rate was reduced from 38% to 36% effective April 1, 1997 and was further reduced to 32% effective January 1, 1998. This rate will continue to decrease over the period January 1, 1999 to January 1, 2003 at which time the rate will be 12.5%.

      Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $15.1 million at December 31, 1998 ($6.7 million at December 31,
1997). Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable of approximately $1.6 million ($802,000 at December 31, 1997) to various foreign governments.

14.      EARNINGS PER SHARE


                                                Years Ended December 31
-------------------------------------------- --------- -------- ---------
                                                1998      1997    1996
-------------------------------------------- --------- -------- ---------
Numerator:
Net income                                    $27,052  $23,937   $11,569
Denominator:
Denominator for basic earnings per share -
  Weighted average shares outstanding          38,471   36,745    35,458
-------------------------------------------- --------- -------- ---------
Effect of dilutive securities:
Stock options                                   2,074    2,578     2,439
-------------------------------------------- --------- -------- ---------
Denominator for diluted earnings per share     40,545   39,323    37,897
Basic earnings per share                        $0.70    $0.65     $0.32
Diluted earnings per share                      $0.67    $0.61     $0.31
-------------------------------------------- --------- -------- ---------


     Options to purchase 4,059,261, 205,500 and 20,000 shares were outstanding as of December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore would be anti-dilutive.

15.  SEGMENT INFORMATION

     The Company operates in a single business segment which offers similar products and services. The Company's products are similar in nature, providing customer care and billing solutions software for service providers in the telecommunications and energy industries. The Company distributes its products throughout the world through a direct sales force.

      The following is a summary of operations by geographic area. Revenue from external customers is based on selling location and long-lived assets are based on physical location.


                                                    United
                                Ireland    Canada   States   Other  Consolidated

------------------------------ ---------- -------- --------- ---------- --------
Year ended December 31, 1998

Revenue from external
    Customers                    $36,008   $9,956  $109,945   $11,796   $167,705
Long lived assets                  1,615    8,747     1,081       834     12,277
------------------------------ ---------- -------- --------- ---------- --------
Year ended December 31, 1997

Revenue from external
    Customers                    $38,425  $ 6,344   $62,276      -      $107,045
Long lived assets                  2,410    7,097     1,114      -        10,621
------------------------------ ---------- -------- --------- ---------- --------
Year ended December 31, 1996

Revenue from external
    Customers                    $22,313  $ 7,009   $24,598      -       $53,920
Long lived assets                    466    3,505       304      -         4,275
------------------------------ ---------- -------- --------- ---------- --------


16.  SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF
         CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivables, cash and cash equivalents and short-term investments. Concentration of trade accounts receivables is decreasing as a result of the diversification of the Company's revenue and product base. The Company performs ongoing credit evaluations of its customers and ensures any uncollectible customer accounts are appropriately provided for. The Company normally does not require collateral.

      The Company invests its excess cash in U.S. treasury securities, corporate debt securities, money market funds of major financial institutions and high grade commercial paper that are subject to minimal credit and market risk.

16.  SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF
         CREDIT RISK (CONTINUED)

     During the year ended December 31, 1998, there were no customers of the Company that individually represented greater than 10% of the total revenue.

      During the year ended December 31, 1997, two customers of the Company individually represented 23% and 13% of the total revenue, respectively. The aggregate accounts receivable balance as of December 31, 1997 for these customers was approximately $5.4 million.

      During the year ended December 31, 1996, three customers individually represented 35%, 12% and 11% of the total revenue, respectively. The aggregate accounts receivable balance as of December 31, 1996 for these customers was approximately $6.1 million.

17. GOVERNMENT ASSISTANCE

      The Company is eligible for government assistance in certain jurisdictions for certain expenditures incurred. The Company accrues and offsets these eligible grants against the related costs. The amounts included in income were $952,000, $1,045,000 and $390,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The conditions of these grants require that the Company maintain in shareholders' equity an amount equal to the amount of the grants received. The cumulative amount subject to this restriction at December 31, 1998 is approximately $1.7 million ($891,000 as of December 31, 1997, $243,000 as of December 31, 1996).

                               SAVILLE SYSTEMS PLC
                                FORM 10-K REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                INDEX TO EXHIBITS

Exhibit No.   Description

   *2.1 Stock Restriction and Contribution Agreement between Invoice Systems (Canada),Inc. and the Registrant, dated as of September 27, 1995.

 ***2.2 Amended and Restated Contribution Agreement between the Registrant, 2916746 Canada, Inc. and Columbia Saville Ireland Investors, L.P., dated as of November 22, 1995.

   ^3.1    Memorandum of Association of the Registrant

   ^3.2    Articles of Association of the Registrant

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

  *10.1    1995 Share Option Plan

 ++10.2    Amendment to the 1995 Share Option Plan

 **10.3    1996 Employee Share Purchase Plan

  ^10.4 Employment Agreement between the Registrant and John J. Boyle, III, dated as of August 1, 1997.

  ^10.5 Stock Restriction Agreement between the Registrant and John J. Boyle III,dated as of December 1, 1997.

  ^10.6 Letter Agreement for credit facilities between The Bank of Nova Scotia and Saville Systems PLC, Saville Systems Canada, Ltd. and Saville Systems, Inc. , dated as of September 4, 1997.

  *10.7 Lease Agreement between Barbican Properties Inc. and Saville Systems Canada, Ltd. made as of May 1, 1995.

  *10.8 Letter Agreement between Barbican Properties Inc. and Saville Systems Canada, Ltd. dated July 19, 1995.

  *10.9 Indenture between Orfus Investments and Saville Systems Canada, Ltd. dated November 25, 1995.

  *10.10 Lease between Clybaun Construction Limited, Saville Systems Ireland Limited, Saville Systems Canada, Ltd. and Anglo Irish Bank Corporation PLC, dated April 27, 1994.

  *10.11 Deed between Saville Systems Ireland Limited and Clybaun Construction Limited, dated April 27, 1994.

  *10.12 Agreement between Saville Systems Ireland Limited, Saville Systems Canada, Ltd. and Industrial Development Agency (Ireland), dated June 9, 1995.

 *10.13+ Intellectual Property Purchase Agreement between the Registrant and Saville Systems Canada, Ltd. made as of July 1, 1993.

  *10.14 Lease Agreement between Saville Systems Canada, Ltd. and Orfus Investments, dated April 25, 1996.

  *10.15 Indemnity Agreement between the Company and Orfus Investments, dated April 25, 1996.

+++10.16 Lease Agreement between Saville Systems PLC and Clybaun Construction Limited dated May 26, 1997.

  ^10.17 Lease Agreement between Mass Mutual and Saville Systems U.S., Inc. dated as of May 15, 1997.

  ^10.18 Lease Agreement between Penreal Property Fund Ltd. and Saville Systems Canada, Ltd., dated as of June 13, 1997.

  ^10.19 Lease Agreement between 715864 Alberta Ltd. and Saville Systems Canada, Ltd., dated as of July 17, 1997.

   10.20 Lease between T A Fisher & Sons Limited, Saville Systems (UK) Limited, Saville Systems PLC and Wellington Park Management Limited, dated as of September 8, 1998.

   10.21 Agreement for Lease between T A Fisher & Sons Limited and Saville Systems (UK) Limited dated as of September 8, 1998.

  ^^16.1     Letter Re: Change in Certifying Accountant.

    21.1     List of Subsidiaries

    23.1     Consent of Independent Accountants.

    23.2     Consent of Ernst & Young

    27.1     Financial Data Schedule for the year ended December 31, 1998.

  ^^99.1     Resignation Letter of Ernst & Young

    99.2 Report of Independent Accountants for years ended December 31, 1997 and 1996.



-----------------------------------------------------------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-97576).

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-01499)

+ Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

^ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

^^ Incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.