Form 10-Q
period 1999-03-31
SAVILLE SYSTEMS PLC
filed 1999-05-04
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           |x| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Number of shares outstanding of the registrant's class of Ordinary Shares as of April 28, 1999 was 39,181,744.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                         Part I - Financial Information                     PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1999                      3
         (unaudited) and December 31, 1998

         Consolidated Statements of Income for the three months ended          4
         March 31, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended      5
         March 31, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)              6-8

Item 2.  Management's Discussion and Analysis of Financial Condition        9-16
         and Results of Operations

Item 3.  Market Risk                                                          17

                           Part II - Other Information


Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18


Signatures                                                                    19

Saville Systems PLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data amounts)

                                                          March 31  December 31
                                                            1999        1998
                                                         (unaudited)
------------------------------------------------------ ------------ ------------
ASSETS

Current Assets
  Cash and cash equivalents                                $42,614      $40,330
  Short-term investments                                    44,884       47,492
  Accounts receivable, less allowance for doubtful
    accounts of  $2,850 and $1,943, respectively            38,394       43,729
  Prepaid expenses and other assets                          6,644        4,471
------------------------------------------------------ ------------ ------------
Total current assets                                       132,536      136,022
  Property and equipment, net                               13,207       12,277
  Other assets, net                                         12,814       13,346
------------------------------------------------------ ------------ ------------
Total assets                                              $158,557     $161,645
------------------------------------------------------ ------------ ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                           4,842        5,377
  Accrued compensation and related benefits                  5,031        7,128
  Accrued expenses and other liabilities                     5,724        4,644
  Income taxes payable                                       6,915        8,804
  Deferred revenue                                           2,891          947
  Current portion of long-term liabilities                   1,138        1,116
------------------------------------------------------ ------------ ------------
Total current liabilities                                   26,541       28,016
  Long-term liabilities                                        146        1,178
  Minority interest                                            254          361
------------------------------------------------------ ------------ ------------
Total liabilities                                           26,941       29,555
------------------------------------------------------ ------------ ------------

Commitments and Contingencies (note 4)

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
     Authorized:  75,000,000
     Issued and outstanding: 39,084,894 and
       38,908,488, respectively                                 98           97
Deferred Ordinary Shares, nominal value IR(pound)
     1.00 per share
     Authorized, issued and outstanding:  30,000                48           48
Additional paid-in capital                                  65,946       63,766
Retained earnings                                           66,633       69,802
Accumulated other comprehensive income                     (1,109)      (1,623)
------------------------------------------------------ ------------ ------------
Total shareholders' equity                                 131,616      132,090
------------------------------------------------------ ------------ ------------
Total liabilities and shareholders' equity                $158,557     $161,645
------------------------------------------------------ ------------ ------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(unaudited)
(in thousands of U.S. dollars, except share and per share data)

                                                       Three months ended
                                                   March 31           March 31
                                                      1999              1998
-------------------------------------------- --------------- ------------------
REVENUE
Services                                           $ 26,383           $ 29,939
License fees                                          3,785              8,083
-------------------------------------------- --------------- ------------------
Total revenue                                        30,168             38,022
-------------------------------------------- --------------- ------------------

EXPENSES
Cost of services                                     17,957             14,048
Cost of license fees                                     91                280
Sales and marketing                                   2,457              1,922
Research and development                              6,088              3,931
General and administrative                            8,409              6,543
-------------------------------------------- --------------- ------------------
Total expenses                                       35,002             26,724
-------------------------------------------- --------------- ------------------

(Loss) income from operations                       (4,834)             11,298
Other income, net                                       719                723
-------------------------------------------- --------------- ------------------

(Loss) income before income taxes                   (4,115)             12,021
Income tax (benefit) provision                        (946)              2,825
-------------------------------------------- --------------- ------------------
Net (loss) income                                 $ (3,169)             $9,196
-------------------------------------------- --------------- ------------------

Basic (loss) earnings per share                    $ (0.08)             $ 0.24
Diluted (loss) earnings per share                  $ (0.08)             $ 0.23
-------------------------------------------- --------------- ------------------

(in thousands)
Ordinary shares                                      39,029             37,822
Ordinary shares assuming dilution                    39,029             40,845
-------------------------------------------- --------------- ------------------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                           Three months ended
                                                           March 31   March 31
                                                             1999       1998
--------------------------------------------------------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                         $ (3,169)     $9,196
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation of property and equipment                        672        477
  Amortization of other assets                                  804         -
  Provision for doubtful accounts                             1,274        355
  Gain on sale of property and equipment                          -       (97)
  Compensation related to stock transactions                     51         51
  Deferred income taxes                                       (792)         -
Changes in operating assets and liabilities:
  Accounts receivable                                         4,059    (8,824)
  Prepaid expenses and other assets                         (1,375)    (1,240)
  Accounts payable                                            (848)      (565)
  Accrued compensation and related benefits                 (2,096)        511
  Accrued expenses and other liabilities                      1,049      1,083
  Income taxes payable                                      (1,890)      (363)
  Deferred revenue                                            1,944      2,511
--------------------------------------------------------- ---------- ----------
Net cash (used in) provided by operating activities           (317)      3,095
--------------------------------------------------------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (1,114)    (2,644)
Proceeds on sale of property and equipment                        -        778
Purchase of other assets                                          -    (2,425)
Net maturity (purchase) of short-term investments             2,608   (17,852)
--------------------------------------------------------- ---------- ----------
Net cash provided by (used in) investing activities           1,494   (22,143)
--------------------------------------------------------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                (33)       (31)
Repayment of long-term liabilities                            (981)         -
Proceeds from share issuances                                 2,015      7,955
Share issue costs                                                 -      (121)
Tax benefit on employee stock transactions                       38        204
--------------------------------------------------------- ---------- ----------
Net cash provided by financing activities                     1,039      8,007
--------------------------------------------------------- ---------- ----------
Effect of exchange rate changes on cash                          68       (15)
--------------------------------------------------------- ---------- ----------

Net increase (decrease) in cash and cash equivalents          2,284   (11,056)
Cash and cash equivalents, beginning of period               40,330     55,785
--------------------------------------------------------- ---------- ----------
Cash and cash equivalents, end of period                    $42,614    $44,729
--------------------------------------------------------- ---------- ----------
Short-term investments                                       44,884     30,867
--------------------------------------------------------- ---------- ----------
Cash and short-term investments                             $87,498    $75,596
--------------------------------------------------------- ---------- ----------


See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements as of March 31, 1999  (unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended March 31, 1999 and 1998 and the financial position as of March 31, 1999.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.         SUPPLEMENTAL CASH FLOW INFORMATION


                                                       Three Months Ended
                                                    March 31         March 31
                                                      1999             1998
-------------------------------------------------- ---------------- -----------
Cash Transactions:
  Cash paid for interest                                59                30

  Cash paid for income taxes                         2,729             3,000

Non-Cash Transactions:
  Technology acquired by long-term liabilities         -               2,000

-------------------------------------------------- ---------------- -----------

3.       LONG-TERM LIABILITIES

Line of credit

During the quarter ended March 31, 1999 the Company received an extension of its US $15.0 million line of credit until August 31, 2000. This multi-currency line of credit was obtained in 1997 from a financial institution and was available to the Company and its subsidiaries for a two year period ending August 31, 1999. The terms of the line of credit including interest rates, standby fees and financial covenants remain unchanged from December 31, 1998. The Company was in compliance with the covenants at March 31, 1999 and December 31, 1998 and no advances were outstanding on either date, respectively.

Minimum Royalty Payments

During the quarter ended March 31, 1999 the Company made a royalty payment of $982,000 which was required as part of the purchase of telecommunications interconnect billing software technology made in 1998. The remaining $1.0 royalty payment (less any royalties paid in 1999) is due in 2000 and is included in the current portion of long-term liabilities.

4.       COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 1999, the Company entered into new office leases with commitments totaling $15.7 million through 2010.

On April 19, 1999, the Company received a notice of demand for arbitration filed by a former customer, Cellular Holdings, Inc. (also known as Cellular South and Telepak), alleging certain failures to perform under the agreements between the Company and Cellular Holdings. The customer seeks a refund of approximately $6.6 million paid to Saville under the agreements plus additional expenses and costs. The Company denies Cellular Holdings' allegations and believes that its claims are without merit. In addition, Cellular Holdings presently owes the Company approximately $4.0 million for work performed under these agreements. The Company intends to assert a counterclaim in arbitration for, and aggressively pursue, the payment of all such amounts, applicable interest and expenses. There can be no assurance, however, as to the outcome of this dispute.

5.       SHARE CAPITAL

During the three month period ended March 31, 1999 the Company issued 176,406 Ordinary Shares for approximately $2.0 million to officers and employees pursuant to option exercises and stock purchases under the 1995 Share Option Plan ("1995 Plan") and the 1996 Employee Share Purchase Plan ("1996 Plan"), respectively.

Also during the period, the Company granted approximately 2,219,000 options under the 1995 Plan to employees at weighted average exercise price of $19.92.

6.       COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive (loss) income was as follows:

(in thousands of U.S. dollars)

                                                            Three Months Ended
                                                           March 31    March 31
                                                             1999        1998
--------------------------------------------------------- ----------- ---------
Net (loss) income                                          $(3,169)     $9,196
Foreign currency translation adjustment, net of NIL tax         514         31
--------------------------------------------------------- ----------- ---------

Comprehensive (loss) income                                $(2,655)     $9,227
--------------------------------------------------------- ----------- ---------

The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.


7.       (LOSS) EARNINGS PER SHARE

                                                        Three Months Ended
                                                     March 31        March 31
                                                       1999            1998
--------------------------------------------------- ----------- --------------
Numerator:
Net (loss) income                                     $(3,169)         $9,196
Denominator:
Denominator for basic earnings per share -
   Weighted average shares outstanding                  39,029         37,822
--------------------------------------------------- ----------- --------------
Effect of dilutive securities:
Stock options                                              -            3,023
--------------------------------------------------- ----------- --------------
Denominator for diluted earnings per share              39,029         40,845
Basic earnings per share                               $(0.08)         $ 0.24
Diluted earnings per share                             $(0.08)         $ 0.23
--------------------------------------------------- ----------- --------------

Options to purchase approximately 7,369,000 shares, outstanding as of March 31, 1999, were not included in the above computation of diluted loss per share for the three months ended March 31, 1999 because, given the net loss for the quarter, the effect of such options would be anti-dilutive on an earnings per share basis.

Options to purchase approximately 15,000 shares, outstanding as of March 31, 1998, were excluded in the above computation for the three months ended March 31, 1998 because the exercise price of such options was greater than the average market price of the common shares and therefore would be anti-dilutive.

8.       SEGMENT INFORMATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Saville Systems PLC (together with its subsidiaries, "Saville" or the "Company") provides innovative convergent customer care and billing solutions to service providers in the global telecommunications and energy markets. Saville offers products and services designed to enable telecommunications and energy service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. In order to meet the current and evolving billing requirements of its customers, the Company continuously refines its sophisticated convergent billing platform (CBP(R)) software products for both the UNIX/Oracle(R) and DB2/400 platforms. The customer can either license CBP from Saville or CBP can be provided by a Company-operated service bureau. Saville has also introduced facilities management services, which allow customers to license CBP from Saville and have Saville manage the operation of the software on customer owned hardware. Additionally, Saville has developed relationships with authorized integrators to assist it in providing implementation services to purchasers of CBP products.

Saville also offers its interconnect billing platform (IBPTM) software product which allows telecommunications companies to bill for carrier-to-carrier transactions. In addition, during the three months ended March 31, 1999, Saville released its SavilleCareTM product and its SavilleExpressTM GSM product module. SavilleCare allows telecommunications service providers to integrate the SavilleCare call center desktop with the providers' billing and other business support systems. SavilleExpress GSM is a pre-configured module that, through the SavilleExpress modular billing platform, supports the billing of services using the Global System for Mobile Communications (GSM) standard for wireless telecommunications. Each of these three products was developed from technologies purchased in 1998.

In addition to its product offerings, Saville provides its customers with a full range of professional services, including assisting a customer in analyzing its requirements and then designing, developing and implementing a customer care and billing solution. The Company assists its customers on an ongoing basis by addressing their changing business needs through future enhancements and developments to their customer care and billing solutions.

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the Audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Results of Operations

         Revenue. Total revenue decreased 20.7% from $38.0 million in the three months ended March 31, 1998 to $30.2 million in the three months ended March 31, 1999. Both first quarter license and services revenue were lower due primarily to fewer new customers being added during the quarter, as well as some delay in previously initiated projects.

Services revenue decreased 11.9% from $29.9 million in the three months ended March 31, 1998 to $26.4 million in the three months ended March 31, 1999. This decrease was primarily due to several existing customers' changing implementation schedules, additional work required during the quarter to bring several UNIX/Oracle sites into production and a decline in new services revenue resulting from the shortfall in new license sales.

License fees revenue decreased 53.2% from $8.1 million in the three months ended March 31, 1998 to $3.8 million in the three months ended March 31, 1999. The decrease was due primarily to fewer new license sales and, to a lesser extent, to a delay in the recognition of license fees from projects that commenced in late 1998 due to changes in customer implementation schedules. The Company's new license sales were adversely affected by a lengthening of the sales cycle due, in part, to uncertainty caused by recent consolidation among the Company's competition, as well as the marketing issues related to the Company's UNIX customers going into production later in the quarter than expected.

     Cost of Services. Cost of services increased 27.8% from $14.0 million in the three months ended March 31, 1998 to $18.0 million in the three months ended March 31, 1999. As a percentage of services revenue, cost of services increased from 46.9% in the three months ended March 31, 1998 to 68.1% in the three months ended March 31, 1999. The overall dollar increase in cost of services was due primarily to an increased level of expenses to support the Company's growth in 1998. Specifically, additional personnel hired during 1998, including personnel at the Company's Australian subsidiary hired as a result of the acquisition of the net assets of BHA Pty Ltd. ("BHA") and its majority owned subsidiary BHA Computer Pty Ltd. ("BHAC") in April 1998, as well as increased costs to retain qualified personnel contributed to this increase. Additionally, computer system costs to support headcount growth and the growth of Saville's service bureau initiative during 1998 also contributed to the increase. The increase in cost of services as a percentage of services revenue was due primarily to the higher overall services costs and lower services revenue, each as described above, and, to a lesser extent, higher costs of services as a percentage of services revenue at the Company's Australian subsidiary. As the market demands for skilled employees and contractors increase, the Company expects that the costs to attract, retain and train personnel will continue to increase. Total costs as a percentage of revenue are expected to decrease to the extent services revenue increases throughout the remainder of 1999.

         Cost of License Fees. Cost of license fees decreased 67.5% from $280,000 in the three months ended March 31, 1998 to $91,000 in the three months ended March 31, 1999. This decrease was due primarily to an overall decrease in license fees revenue.

     Sales and Marketing. Sales and marketing expenses increased 27.8% from $1.9 million in the three months ended March 31, 1998 to $2.5 million in the three months ended March 31, 1999. As a percentage of total revenue, sales and marketing expenses increased from 5.1% in the three months ended March 31, 1998 to 8.1% in the three months ended March 31, 1999. The overall dollar increase was primarily due to the growth of the Company's worldwide sales force and marketing efforts during 1998, and to a lesser extent, the inclusion of the sales and marketing costs in Australia as a result of the acquisition of the assets of BHA and BHAC in April 1998. The increase in costs as a percentage of total revenue was due primarily to higher overall sales and marketing costs and lower revenue, each as described above. The Company anticipates that the continued emphasis on its North American and European marketing efforts will increase its sales and marketing expenses in absolute dollars throughout the remainder of 1999 but expects such expenses to decrease as a percentage of total revenue to the extent total revenue increases in 1999.

         Research and Development. Research and development expenses increased 54.9% from $3.9 million in the three months ended March 31, 1998 to $6.1 million in the three months ended March 31, 1999. As a percentage of total revenue, research and development expenses increased from 10.3% in the three months ended March 31, 1998 to 20.2% in the three months ended March 31, 1999. The overall dollar increase was due to development efforts by the Company on its CBP products on both the UNIX/Oracle platform and to a lesser extent, the DB2/400 platform, as well as increased development efforts for the product releases of SavilleCare and SavilleExpress in 1999, and the continued development of Saville IBP, technologies purchased during 1998. In addition, the increase in research and development expenses as a percentage of revenue was due primarily to overall decreases in total revenue and, to a lesser extent, additional development costs of technologies purchased in 1998. The Company intends to continue to invest resources to expand and enhance its product offerings in the future and therefore expects that research and development expenses will remain at similar or slightly lower levels in absolute dollars during the remainder of 1999.

         General and Administrative. General and administrative expenses increased 28.5% from $6.5 million in the three months ended March 31, 1998 to $8.4 million in the three months ended March 31, 1999. As a percentage of total revenue, general and administrative expenses also increased from 17.2% in the three months ended March 31, 1998 to 27.9% in the three months ended March 31, 1999. The overall increase in total general and administrative expenses was attributable, in part, to the increased levels of infrastructure costs in 1999 associated with the growth in the Company's employee base and the expansion of the Company's business throughout 1998, including the BHA acquisition in April 1998. Additional general and administrative expenses in the three months ended March 31, 1999 were due to increased provisions for doubtful accounts due to uncertainty regarding the collectibility of certain specific customer accounts, as well as amortization of goodwill and completed technology arising from the acquisition of the assets of BHA. In addition to the overall increases in general and administrative expenses discussed above, the increase in general and administrative expenses as a percentage of total revenue was also due to the decrease in total revenue as compared to 1998. Although the Company expects that general and administrative expenses will remain fairly consistent throughout the remainder of 1999 to support the Company's operations, the Company will continue to review outstanding amounts owed by the Company's customers and assess its provision for doubtful accounts accordingly. However, the Company expects such expenses to decrease as a percentage of total revenue, to the extent total revenue increases in 1999.

         Other Income, Net. Other income, net, decreased slightly from $723,000 in the three months ended March 31, 1998 to $719,000 in the three months ended March 31, 1999. Increased interest income on larger cash and short-term investment balances offset by losses on revaluation of foreign currency denominated items due to fluctuations of market rates accounted for the overall small change.

         Income Tax (Benefit) Provision. The Company recorded a tax provision of $2.8 million in the three months ended March 31, 1998 representing an effective tax rate of 23.5%. Comparatively, a tax benefit of $946,000 was recorded in the three months ended March 31, 1999. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company earns a significant portion of its taxable income in the Republic of Ireland of which its "manufacturing income" qualifies for a reduced tax rate of 10% which is substantially lower than statutory rates in Ireland, Canada, the United States, the United Kingdom and Australia. The Company anticipates that it will continue to benefit from this tax treatment, although the extent of the benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change. The Irish Minister of Finance announced in December 1998 that the standard Irish tax rate would be reduced to 28% as of January 1, 1999 and will be reduced gradually to a tax rate of 12.5% for taxation years ending after 2002 (as compared to 32% in 1998). Under the announced plan, the tax rate on manufacturing income will remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to the standard rate of 12.5%. Should the Company no longer qualify for this lower tax rate or if tax laws were rescinded or changed, the effect on net income would be materially adversely affected.

Liquidity and Capital Resources

On a combined basis, cash and cash equivalents and short-term investments of $87.5 million at March 31, 1999 were relatively unchanged from $87.8 million at December 31,1998. During the first three months of 1999, cash and cash equivalents increased $2.3 million to $42.6 million at March 31, 1999, while short-term investments decreased $2.6 million to $44.9 million at March 31, 1999.

         Operating Activities. During the three months ended March 31, 1999, net cash used by operating activities was $317,000. Cash used to fund the Company's net loss for the period as well as payments of compensation and related benefits and income tax installments were mostly offset by the non-cash effect of the provision for doubtful accounts and a decrease in accounts receivable.

         Investing Activities. The cash provided by investing activities was due primarily to the maturity of short-term investments of $2.6 million partially offset by the purchase of property and equipment of $1.1 million. The Company expects to continue to make property and equipment investments throughout the remainder of 1999 to support the growth and expansion of the Company's business and for further development of its internal software programs.

         Financing Activities. During the three months ended March 31, 1999 net cash provided from financing activities was $1.0 million. This was due to the issuance of Ordinary Shares to employees pursuant to exercises of options under the 1995 Share Option Plan and to shares issued under the 1996 Employee Share Purchase Plan partially offset by the payment of a royalty of approximately $1.0 million during the period pursuant to the Company's purchase of certain interconnect billing software in 1998.

The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit (the "Line of Credit") from a financial institution that was to expire on August 31, 1999 but was extended during the three months ended March 31, 1999 to expire on August 31, 2000. The Line of Credit bears interest at rates varying from 0.25% to 1% above the base rate which depends on the currency of the funds drawn on the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates.

At March 31, 1999, the Company had outstanding an irrevocable standby letter of credit for $493,000 that expires on July 30, 1999, which letter of credit was issued to a customer to serve as performance bonds associated with the completion of the Company's contract. Before the customer can draw on this letter, the Company must be provided with sixty days prior written notice. No such notice had been received by the Company as of March 31, 1999. During the three months ended March 31, 1999, a letter of credit was also issued to one of the Company's lessors for approximately $162,000 which is due to expire
September 30, 2000. Funds available under the Line of Credit are reduced by amounts under any letters of credit outstanding. No amounts were outstanding under the Line of Credit at March 31, 1999.

The Company had capital lease obligations in principal amounts of $284,000 as of March 31, 1999. The current portion of long-term liabilities includes approximately $1.0 million of royalty payments due in 2000 pursuant to the Company's purchase agreement relating to certain interconnect billing software in 1998.

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

The Company has designed, tested and continues to test the most current versions of its products to ensure that they are Year 2000 Ready. However, a portion of the Company's currently installed customer base may require upgrade or other remediation to become Year 2000 Ready. The Company is currently taking inventory of its existing customers and assessing on a case-by-case basis whether testing, upgrade or modification for Year 2000 Readiness is required. The Company expects to complete this assessment in the first half of 1999. The Company's total cost relating to these activities, and any modifications required thereby, has not been and is not expected to be material to the Company's financial condition, results of operations, or cash flows. Any such expenditures to date have been, and any such expenditures in the future are expected to be, treated as normal business expenses funded out of operating cash flow. The Company believes that its exposure to legal liability for any such Year 2000 Readiness failures is limited and that it will be able to make any necessary modifications on a timely basis. There can be, however, no assurance that there will not be increased costs associated with the implementation of any such activities or required modifications and there can be no assurance that there will not be significant legal liabilities, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's expectations regarding future growth in revenue, the Company's plans to expand its product lines and international sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1999, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, the Company's expectation that the result of Euro conversion will not have a material adverse effect, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, fluctuations in the Company's sales cycle, the Company's ability to attract and retain qualified employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company and general economic factors.

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

The Company's quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors including new product development and other expenses, introduction of new products by competitors, fluctuations in the numbers and types of customer contracts (i.e. service bureau or license) signed in any given quarter, the hiring of additional staff, pricing pressures, the effect of acquisitions, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions. The sales cycle for the Company's products has lengthened recently due, in part, to consolidation within the industry. This has made the timing of revenues difficult to predict. Because of the significant size of customer projects, a delay in one or more projects during a particular quarter could have a material adverse impact on the Company's operating results for that quarter. Most of the Company's expenses, such as employee compensation, computer costs and rent, are relatively fixed in the short term. Moreover, the Company's expense levels are based, in part, on the Company's expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below the Company's expectations, the Company may not be able to reduce operating expenses proportionately for that quarter, and, therefore, this revenue shortfall would have a disproportionately negative effect on the Company's operating results for that quarter.

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

The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent, as do the laws of the United States. If unauthorized copying or misuse of the Company's products was to occur to any substantial degree, the Company's business, results of operations and financial condition could be materially adversely affected.

From time to time, the Company may receive threats of or become involved in litigation in the ordinary course of its business. In April 1999, the Company received a notice of demand for arbitration filed by a customer alleging certain failures to perform by the Company. The customer alleges damages of approximately $6.6 million. The Company denies all such allegations and believes that they are without merit. There can be no assurance, however, as to the outcome of this or any other dispute that may arise.

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

Item 3.  Market Risk

The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings.

As of March 31, 1999, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies.

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On April 19, 1999, the Company received a notice of demand for arbitration filed by a former customer, Cellular Holdings, Inc. (also known as Cellular South and Telepak), alleging certain failures to perform under the agreements between the Company and Cellular Holdings. The customer seeks a refund of approximately $6.6 million paid to Saville under the agreements plus additional expenses and costs. The Company denies Cellular Holdings' allegations and believes that its claims are without merit. In addition, Cellular Holdings presently owes the Company approximately $4.0 million for work performed under these agreements. The Company intends to assert a counterclaim in arbitration for, and aggressively pursue, the payment of all such amounts, applicable interest and expenses. There can be no assurance, however, as to the outcome of this dispute.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits listed in the Exhibit Index as part of or included in this report.

         (b)  Reports on form 8-K

              The Company filed current reports on Form 8-K dated January 27, 1999 and March 11, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SAVILLE SYSTEMS PLC
                                      (Registrant)


Date:  May 3, 1999              By:   /s/Christopher A. Hanson
       -----------------              ------------------------
                                      Christopher A. Hanson
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                INDEX TO EXHIBITS


Exhibit No.    Description

  10.1         Lease agreement between Saville Systems Canada, Ltd. and Monarch
               Construction  Limited dated January 26, 1999

  10.2 Employment Agreement between the Company and Lawrence S. Barker, dated January 4, 1999

  10.3 Employment Agreement between the Company and John J. Kiley, dated January 4, 1999

  27.0         Financial Data Schedule
