Form 10-Q
period 1999-06-30
SAVILLE SYSTEMS PLC
filed 1999-08-12
CIK 1001635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           |x| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Number of shares outstanding of the registrant's class of Ordinary Shares as of August 5, 1999 was 39,224,714.

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                         Part I - Financial Information                     PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998                                     3

         Consolidated Statements of Income for the three months and
         for the six months ended June 30, 1999 and 1998 (unaudited)           4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998 (unaudited)                                    5

         Notes to Consolidated Financial Statements (unaudited)              6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-19

Item 3.  Market Risk                                                          20

                           Part II - Other Information


Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities                                                21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21


Signatures                                                                    22

Saville Systems PLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data amounts)


                                                         June 30    December 31
                                                           1999        1998
                                                       (unaudited)
------------------------------------------------------ ------------ -----------
ASSETS

Current Assets
   Cash and cash equivalents                               $51,699     $40,330
   Short-term investments                                   47,256      47,492
   Accounts receivable, less allowance for doubtful
     accounts of  $3,593 and $1,943, respectively           37,550      43,729
   Prepaid expenses and other assets                         8,160       4,471
------------------------------------------------------ ------------ -----------
Total current assets                                       144,665     136,022
   Property and equipment, net                              15,027      12,277
   Other assets, net                                        12,292      13,346
------------------------------------------------------ ------------ -----------
Total assets                                              $171,984    $161,645
------------------------------------------------------ ------------ -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          6,137       5,377
   Accrued compensation and related benefits                 8,004       7,128
   Accrued expenses and other liabilities                    6,647       4,644
   Income taxes payable                                      7,080       8,804
   Deferred revenue                                          7,432         947
   Current portion of long-term liabilities                  1,144       1,116
------------------------------------------------------ ------------ -----------
Total current liabilities                                   36,444      28,016
   Long-term liabilities                                       113       1,178
   Minority interest                                           253         361
------------------------------------------------------ ------------ -----------
Total liabilities                                           36,810      29,555
------------------------------------------------------ ------------ -----------

Commitments and Contingencies (note 5)

Shareholders' equity
Ordinary Shares, nominal value $0.0025 per share
     Authorized:  75,000,000
     Issued and outstanding:  39,181,575
       and 38,908,488, respectively                             98          97
Deferred Ordinary Shares, nominal value IR(pound)
     1.00 per share
     Authorized, issued and outstanding:  30,000                48          48
Additional paid-in capital                                  66,443      63,766
Retained earnings                                           69,370      69,802
Accumulated other comprehensive income                       (785)     (1,623)
------------------------------------------------------ ------------ -----------
Total shareholders' equity                                 135,174     132,090
------------------------------------------------------ ------------ -----------
Total liabilities and shareholders' equity                $171,984    $161,645
------------------------------------------------------ ------------ -----------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)
(in thousands of U.S. dollars, except share and per share data)

                                    Three months ended    Six months ended
                                    June 30   June 30    June 30    June 30
                                      1999     1998        1999       1998
---------------------------------- --------- --------- ---------- ----------
REVENUE
Services                            $30,832   $31,114    $57,215    $61,053
License fees                         10,666    11,797     14,451     19,880
---------------------------------- --------- --------- ---------- ----------
Total revenue                        41,498    42,911     71,666     80,933
---------------------------------- --------- --------- ---------- ----------

EXPENSES
Cost of services                     19,857    16,063     37,814     30,111
Cost of license fees                    358       270        449        550
Sales and marketing                   3,142     2,186      5,599      4,108
Research and development              6,080     5,968     12,168      9,899
General and administrative            9,228     8,108     17,637     14,651
Charge for purchased in-process
  research and development                -     9,168          -      9,168
---------------------------------- --------- --------- ---------- ----------
Total expenses                       38,665    41,763     73,667     68,487
---------------------------------- --------- --------- ---------- ----------

Income (loss) from operations         2,833     1,148    (2,001)     12,446
Other income, net                       722       631      1,441      1,354
---------------------------------- --------- --------- ---------- ----------

Income (loss) before income taxes     3,555     1,779      (560)     13,800
Income tax provision (benefit)          818     1,743      (128)      4,568
---------------------------------- --------- --------- ---------- ----------
---------------------------------- --------- --------- ---------- ----------
Net income (loss)                   $ 2,737     $  36     $(432)     $9,232
---------------------------------- --------- --------- ---------- ----------

Basic earnings (loss) per share      $ 0.07      $  -   $ (0.01)     $ 0.24
Diluted earnings (loss) per share    $ 0.07      $  -   $ (0.01)     $ 0.23
---------------------------------- --------- --------- ---------- ----------

(in thousands)
Ordinary shares                      39,188    38,554     39,108     38,188
Ordinary shares assuming dilution    39,905    41,269     39,108     41,057
---------------------------------- --------- --------- ---------- ----------

See accompanying notes

Saville Systems PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands of U.S. dollars)

                                                             Six months ended
                                                            June 30    June 30
                                                             1999        1998
-------------------------------------------------------- ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $ (432)   $  9,232
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation of property and equipment                      1,640      1,170
  Amortization of other assets                                1,638        543
  Provision for doubtful accounts                             2,420        585
  Loss (gain) on sale of property and equipment                  26      (119)
  Compensation related to stock transactions                    103        103
  Deferred income taxes                                     (1,318)    (1,088)
  Charge for purchased in-process research
    and development                                               -      9,168
Changes in operating assets and liabilities:
  Accounts receivable                                         3,754   (15,023)
  Prepaid expenses and other assets                         (2,408)    (1,768)
  Accounts payable                                            (332)        160
  Accrued compensation and related benefits                     876      2,367
  Accrued expenses and other liabilities                      1,978      (339)
  Income taxes payable                                      (1,724)        651
  Deferred revenue                                            6,485      5,610
-------------------------------------------------------- ----------- ----------
Net cash provided by operating activities                    12,706     11,252
-------------------------------------------------------- ----------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (2,902)    (2,893)
Purchase of other assets                                          -    (2,089)
Purchase of business assets                                       -   (19,167)
Net maturity (purchase) of short-term investments               236   (34,596)
-------------------------------------------------------- ----------- ----------
Net cash used in investing activities                       (2,666)   (58,745)
-------------------------------------------------------- ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                (67)       (64)
Repayment of long-term liabilities                            (981)          -
Advances on operating line of credit                            383     15,100
Repayments on operating line of credit                        (383)   (15,100)
Proceeds from share issuances                                 2,481     23,356
Share issue costs                                              (25)      (428)
Tax benefit on employee stock transactions                       38        634
-------------------------------------------------------- ----------- ----------
Net cash provided by financing activities                     1,446     23,498
-------------------------------------------------------- ----------- ----------
Effect of exchange rate changes on cash                       (117)         90
-------------------------------------------------------- ----------- ----------

Net increase (decrease) in cash and cash equivalents         11,369   (23,905)
Cash and cash equivalents, beginning of period               40,330     55,785
-------------------------------------------------------- ----------- ----------
Cash and cash equivalents, end of period                   $ 51,699   $ 31,880
-------------------------------------------------------- ----------- ----------
Short-term investments                                       47,256     47,611
-------------------------------------------------------- ----------- ----------
Cash and short-term investments                            $ 98,955   $ 79,491
-------------------------------------------------------- ----------- ----------

See accompanying notes

Saville Systems PLC

Notes to Consolidated Financial Statements as of June 30, 1999  (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Saville Systems PLC ("the Company" or "Saville") in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosure normally included in the Company's audited annual consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of the interim periods ended June 30, 1999 and 1998 and the financial position as of June 30, 1999.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.       ACQUISITION BY ADC TELECOMMUNICATIONS, INC.

In June 1999, the Company announced, in conjunction with ADC Telecommunications, Inc. ("ADC"), that the two companies had reached a definitive agreement dated June 19, 1999 (as amended by the First Amendment to Agreement between the parties, dated June 30, 1999, the "Agreement") for ADC to acquire 100% of the Company pursuant to a Scheme of Arrangement under the Companies Act of Ireland (the "Acquisition"). ADC is a leading global supplier of voice, video and data systems and software for communications networks. Through the Acquisition, which is structured as a tax-free reorganization for U.S. federal income tax purposes, ADC will issue 0.358 of a share of its Common Stock for each Ordinary Share of the Company (the "Exchange Ratio") and 0.027 of a share of its Common Stock for each Deferred Share. Outstanding options to purchase the Company's Ordinary Shares will be assumed by ADC with adjustments to the shares issuable thereunder and the exercise price thereof based on the Exchange Ratio.

The Company has also granted ADC an option to purchase up to 19.9% of the Company's Ordinary Shares exercisable in certain circumstances, including certain events causing termination of the Agreement. Pursuant to the Agreement, the Company has agreed to pay ADC's actual expenses up to $1.5 million if the agreement is terminated in certain circumstances and has also agreed, if the Agreement is terminated in certain other circumstances, to purchase the option from ADC for cash and limit the profit which ADC can realize in conjunction with the option and the payment of a termination fee combined to $21.0 million.

The Acquisition, which is expected to close during the Company's fourth quarter, is intended to be accounted for as a "pooling of interests", and is subject to certain conditions, including Company shareholder approval and other regulatory filings and approvals, which includes the sanction of the High Court in Ireland.


3.       SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands of U.S. dollars)

                                                      Six Months Ended
                                                    June 30      June 30
                                                      1999        1998
------------------------------------------------- ------------- -----------
Cash Transactions:
  Cash paid for interest                               64          157

  Cash paid for income taxes                         3,688        4,043

Non-Cash Transactions:
  Technology acquired by long-term liabilities         -          2,000

------------------------------------------------- ------------- -----------


4.       LONG-TERM LIABILITIES

Line of credit

During the quarter ended March 31, 1999 the Company received an extension of its US $15.0 million line of credit until August 31, 2000. This multi-currency line of credit was obtained in 1997 from a financial institution and was available to the Company and its subsidiaries for a two year period ending August 31, 1999. The terms of the line of credit including interest rates, standby fees and financial covenants remain unchanged from December 31, 1998. The Company was in compliance with the covenants at June 30, 1999 and December 31, 1998 and no advances were outstanding on either date.

Minimum Royalty Payments

During the six months ended June 30, 1999 the Company made a royalty payment of $982,000 which was required as part of the purchase of telecommunications interconnect billing software technology made in 1998. The remaining $1.0 royalty payment (less any additional royalties paid in 1999) is due in 2000 and is included in the current portion of long-term liabilities.


5.       COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 1999, the Company entered into new office leases with commitments totaling $23.1 million through 2010.

On April 19, 1999, the Company received a notice of demand for arbitration filed by a former customer, Cellular Holdings, Inc. (also known as Cellular South and Telepak), alleging certain failures to perform under the agreements between the Company and Cellular Holdings. The customer seeks a refund of approximately $6.6 million paid to Saville under the agreements plus additional expenses and costs. The Company denies Cellular Holdings' allegations and believes that its claims are without merit. In addition, Cellular Holdings presently owes the Company approximately $4.0 million for work performed under these agreements. On May 11, 1999 the Company filed an answering statement and counterclaim in arbitration to pursue the payment of all outstanding amounts, applicable interest and expenses. There can be no assurance, however, as to the outcome of this dispute.

6.       SHARE CAPITAL

During the three and six month periods ended June 30, 1999 the Company issued 96,681 and 273,087 Ordinary Shares, respectively, for approximately $466,000 and $2.5 million to officers and employees pursuant to option exercises and stock purchases under the 1995 Share Option Plan ("1995 Plan") and the 1996 Employee Share Purchase Plan ("1996 Plan").

Also during the six month period ended June 30, 1999, the Company granted approximately 2,355,000 options under the 1995 Plan to employees at a weighted average exercise price of $19.48. The Company also granted to ADC an option to purchase up to 19.9% of the Company's Ordinary Shares at an exercise price of $17.50 (7,793,133 optioned shares as at June 30, 1999).

7.       COMPREHENSIVE INCOME

The Company's comprehensive income was as follows:

(in thousands of U.S. dollars)

                                 Three Months Ended     Six Months Ended
                                June 30     June 30   June 30      June 30
                                  1999       1998       1999         1998
------------------------------ ---------- ---------- ---------- ------------
Net income                      $ 2,737      $ 36     $ (432)       $9,232
Foreign currency translation
  adjustment, net of NIL tax        324    (1,007)        838         (976)
------------------------------ ---------- ---------- ---------- ------------

Comprehensive (loss) income     $ 3,061    $ (971)      $ 406       $8,256
------------------------------ ---------- ---------- ---------- ------------

The earnings of the Company's non-Irish foreign subsidiaries, which give rise to the foreign currency translation adjustments, are reinvested with no plan for repatriation. Therefore, there is no tax effect on this component of other comprehensive income.

8.       EARNINGS (LOSS) PER SHARE

                                        Three Months Ended   Six Months Ended
                                        June 30   June 30    June 30   June 30
                                          1999     1998        1999      1998
--------------------------------------- -------- --------- ---------- ---------
(in thousands of U.S. dollars)
Numerator:
Net income (loss)                       $ 2,737     $  36    $ (432)    $ 9,232

(in thousands)
Denominator:
Denominator for basic earnings
  per share -
   Weighted average shares outstanding   39,188    38,554     39,108     38,188
--------------------------------------- -------- --------- ---------- ---------
Effect of dilutive securities:
Stock options                               717     2,715         -       2,869
--------------------------------------- -------- --------- ---------- ---------
Denominator for diluted earnings
  per share                              39,905    41,269     39,108     41,057

Basic earnings (loss) per share         $  0.07     $   -   $ (0.01)     $ 0.24
Diluted earnings (loss) per share       $  0.07     $   -   $ (0.01)     $ 0.23
--------------------------------------- -------- --------- ---------- ---------

Options to purchase approximately 195,000 and 5,892,000 shares, outstanding as of June 30, 1998 and June 30, 1999, respectively, were excluded in the above computation for the respective three month periods because the exercise price of such options was greater than the average market price of the shares and therefore would be anti-dilutive.

Options to purchase approximately 6,990,000 shares, outstanding as of June 30, 1999, were not included in the above computation of diluted loss per share for the six months ended June 30, 1999 because, given the net loss for this period, the effect of such options would be anti-dilutive on an earnings per share basis.

The computation for the six month period ended June 30, 1998 also excluded approximately 210,000 options to purchase shares as the exercise price exceeded the average market price of the shares.

Also excluded in the calculation of diluted earnings (loss) per share for the three and six month periods ended June 30, 1999 was the option granted to ADC to purchase 7,793,133 shares, the exercise price for which was also greater than the average market price of the shares, but is only exercisable under certain circumstances.

9.       SEGMENT INFORMATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Saville Systems PLC (together with its subsidiaries, "Saville" or the "Company") provides innovative convergent customer care and billing solutions to service providers in the global telecommunications and energy markets. Saville offers products and services designed to enable telecommunications and energy service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. In order to meet the current and evolving billing requirements of its customers, the Company continuously refines its sophisticated convergent billing platform (CBP(R)) software products for both the UNIX/Oracle(R) and DB2/400 platforms. The customer can either license CBP from Saville or CBP can be provided by a Company-operated service bureau. Saville has also introduced facilities management services, which allow customers to license CBP from Saville and have Saville manage the operation of the software on customer-owned hardware. Additionally, Saville has developed relationships with authorized integrators to assist it in providing implementation services to purchasers of CBP products.

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

Pursuant to a definitive agreement dated June 19, 1999, by and between the Company and ADC Telecommunication, Inc., a Minnesota corporation ("ADC"), as amended by the First Amendment to Agreement between the parties, dated June 30, 1999 (as so amended, the "Agreement"), ADC will acquire the Company pursuant to a Scheme of Arrangement under the Companies Act of Ireland (the "Acquisition"). Through the Acquisition, which is structured as a tax-free reorganization for U.S. federal income tax purposes, ADC will issue 0.358 of a share of its Common Stock for each Ordinary Share (or each American Depositary Receipt representing an Ordinary Share) of the Company and 0.027 of a share of its Common Stock for each Deferred Share. The Company has also granted ADC an option to purchase up to 19.9% of the Company's Ordinary Shares exercisable in certain circumstances, including certain events causing termination of the Agreement. Pursuant to the Agreement, the Company has agreed to pay ADC's actual expenses up to $1.5 million if the agreement is terminated in certain circumstances and has also agreed , if the Agreement is terminated in certain other circumstances, to purchase the option from ADC for cash and limit the profit which ADC can realize in conjunction with the option and the payment of a termination fee combined to $21.0 million. The Acquisition is intended to be accounted for as a "pooling of interests," and is subject to certain conditions, including Company shareholder approval, certain governmental approvals, and the sanction of the High Court of Ireland. The Acquisition is expected to close during the Company's fourth quarter. In the event that the Acquisition is not successfully completed, the Company's results of operations and Ordinary Share price could be materially adversely affected.

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


Results of Operations

         Revenue. Total revenue decreased 3.3% from $42.9 million in the three months ended June 30, 1998 to $41.5 million in the three months ended June 30, 1999, and decreased 11.5% from $80.9 million in the six months ended June 30, 1998 to $71.7 million in the six months ended June 30, 1999. Both license and services revenue were lower due primarily to fewer new customers being added during the first quarter, some delay in previously initiated projects, as well as additional work required during the first quarter of 1999 to bring several UNIX/Oracle sites into production.

Services revenue decreased slightly from $31.1 million in the three months ended June 30, 1998 to $30.8 million in the three months ended June 30, 1999 and decreased 6.3% from $61.1 million in the six months ended June 30, 1998 to $57.2 million in the six months ended June 30, 1999. The decreases for the three and six month periods were primarily due to several existing customers' changing implementation schedules, additional work required to bring several UNIX/Oracle sites into production and a decline in new services revenue resulting from the shortfall in new license sales.

License fees revenue decreased 9.6% from $11.8 million in the three months ended June 30, 1998 to $10.7 million in the three months ended June 30, 1999 and decreased 27.3% from $19.9 million in the six months ended June 30, 1998 to $14.5 million in the six months ended June 30, 1999. The decrease was due primarily to fewer new license sales in the first quarter of 1999. The Company's new license sales were adversely affected by a lengthening of the sales cycle due, in part, to uncertainty caused by recent consolidation among the Company's competition, as well as marketing issues related to the Company's UNIX customers going into production later in the first quarter of 1999 than expected. This decrease was offset, partially, by license fee revenue realized as several of the Company's customers reached incremental thresholds on their license fees.

         Cost of Services. Cost of services is comprised primarily of the salaries and related benefits of software development, technical, service bureau and client service personnel. It also includes costs of external contractors, operating costs of computer equipment, training and travel expenses. Cost of services increased 23.6% from $16.1 million in the three months ended June 30, 1998 to $19.9 million in the three months ended June 30, 1999 and increased 25.6% from $30.1 million in the six months ended June 30, 1998 to $37.8 million in the six months ended June 30, 1999. As a percentage of services revenue, cost of services increased from 51.6% and 49.3% in the three months and six months ended June 30, 1998, respectively, to 64.4% and 66.1% in the same periods in 1999. The overall dollar increase in cost of services was due primarily to increased expenses to support the Company's UNIX/Oracle product implementations, specifically, additional personnel hired during 1998, including personnel at the Company's Australian subsidiary which the Company acquired in April 1998, a larger proportion of outside consultants used for implementation of the Company's CBP for UNIX/Oracle product, as well as increased costs to retain qualified personnel. Additionally, computer system costs to support the growth of Saville's business during 1998 and increased costs associated with Y2K readiness testing, also contributed to the increase. The increase in cost of services as a percentage of services revenue was due primarily to the higher overall services costs and lower services revenue, each as described above. As the market demands for skilled employees and contractors increase, the Company expects that the costs to attract, retain and train qualified personnel will continue to increase in absolute dollars.

         Cost of License Fees. Cost of license fees consists of the commission expense on license fee revenue earned by the Company. Cost of license fees increased 32.6% from $270,000 in the three months ended June 30, 1998 to $358,000 in the three months ended June 30, 1999, but decreased 18.4% from $550,000 in the six months ended June 30, 1998 to $449,000 in the six months ended June 30, 1999. Although total dollar amounts may fluctuate on a quarter to quarter basis, the Company expects that the cost of license fees as a percentage of license fees revenue will remain substantially the same.

         Sales and Marketing. Sales and marketing expenses consist of the salaries, sales commissions and benefits of those employees performing these duties as well as the related travel, marketing and promotional expenses. Sales and marketing expenses increased 43.7% from $2.2 million in the three months ended June 30, 1998 to $3.1 million in the three months ended June 30, 1999 and increased 36.3% from $4.1 million in the six months ended June 30, 1998 to $5.6 million in the six months ended June 30, 1999. As a percentage of total revenue, sales and marketing expenses increased from 5.1% in the three months ended June 30, 1998 to 7.6% in the three months ended June 30, 1999 and increased from 5.1% in the six months ended June 30, 1998 to 7.8% in the six months ended June 30, 1999. The results from the three and six months ended June 30, 1999 include $500,000 of incremental compensation expense related to the departure of a senior sales executive. The remainder of the overall dollar increase was primarily due to the growth of the Company's worldwide sales force and marketing efforts during 1998. The increase in costs as a percentage of total revenue was due primarily to higher overall sales and marketing costs and lower revenue, each as described above. The Company anticipates that the continued emphasis on its North American and European marketing efforts to increase market penetration will increase its sales and marketing expenses in absolute dollars but expects such expenses to decrease slightly from current levels as a percentage of total revenue for the remainder of 1999.

         Research and Development. Research and development expenses are comprised of the salaries and related benefits of the employees and external contractors involved in product software development, as well as computer, travel and related expenses. Research and development expenses increased slightly from $6.0 million in the three months ended June 30, 1998 to $6.1 million in the three months ended June 30, 1999, but increased 22.9% from $9.9 million in the six months ended June 30, 1998 to $12.2 million in the six months ended June 30, 1999. As a percentage of total revenue, research and development expenses increased from 13.9% and 12.2% in the three and six months ended June 30, 1998, respectively, to 14.7% and 17.0%, respectively, in the same periods in 1999. The overall dollar increase was due to new release development efforts by the Company on its CBP products on both the UNIX/Oracle platform and to a lesser extent, the DB2/400 platform, and additional stabilization efforts on the current release of the CBP product for UNIX/Oracle. As well, increased development efforts for product releases of SavilleCare and SavilleExpress in the first quarter of 1999 and the continued development of new releases of Saville IBP contributed to the increase. In addition, the increase in research and development expenses as a percentage of revenue was due primarily to overall decreases in total revenue and, to a lesser extent, additional development costs of technologies purchased in 1998. The Company intends to continue to invest resources to expand and enhance its product offerings in the future and therefore expects that research and development expenses will remain at similar levels in absolute dollars during the remainder of 1999.

         General and Administrative. General and administrative expenses consist mainly of the salaries and related benefits of management and administrative personnel, related travel expenses, and general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company. It also includes recruitment expenses, professional fees, depreciation and amortization, and provision for doubtful collections. General and administrative expenses increased 13.8% from $8.1 million in the three months ended June 30, 1998 to $9.2 million in the three months ended June 30, 1999, and increased 20.4% from $14.7 million in the six months ended June 30, 1998 to $17.6 million in the six months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses also increased from 18.9% and 18.1% in the three and six months ended June 30, 1998, respectively, to 22.2% and 24.6%, respectively, in the same periods in 1999. The overall increase in total general and administrative expenses was attributable, in part, to facility and service expansion in several locations associated with the growth in the Company's employee base and the expansion of the Company's business, including the acquisition of the Company's Australian subsidiary in April 1998. Additional general and administrative expenses in the six months ended June 30, 1999 were due to increased provisions for doubtful accounts due to uncertainty regarding the collectibility of certain specific customer accounts, as well as amortization of goodwill and completed technology arising from the acquisition of the Company's Australian subsidiary. In addition to the overall increases discussed above, the increase in general and administrative expenses as a percentage of total revenue was also due to the decrease in total revenue as compared to 1998. Although the Company expects that general and administrative expenses will remain fairly consistent in absolute dollars, the Company expects such expenses to decrease as a percentage of total revenue.

         Charge for Purchased In-Process Research and Development. The charge for purchased in-process research and development during the three and six months ended June 30, 1998 was based on the fair value of acquired technology that had not yet reached technological feasibility and had no future alternative use. The value assigned to the intangible assets purchased as part of the acquisition of Saville's Australian subsidiary and to the interconnect billing software technology purchased was determined with the assistance of an independent appraiser based on fair market value using a risk adjusted discounted cash flow approach. The significant assumptions that affected the valuations included potential revenues and cost of completion, as well as the timing of the product releases.

Based on this valuation, the Company assigned fair values to SavilleExpress of $2.1 million, to SavilleCare of $3.0 million and to Saville IBP of $4.1 million. These in-process technologies had not reached technological feasibility at the time of acquisition and had no alternative future use in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development for a total charge of $9.2 million to the Company's consolidated results in the second quarter of 1998.

         Other Income, Net. Other income, net, increased 14.4% from $631,000 in the three months ended June 30, 1998 to $722,000 in the three months ended June 30, 1999, and remained relatively unchanged at $1.4 million in both the six months ended June 30, 1998 and 1999. Increased interest income on larger cash and short-term investment balances offset by losses on revaluation of foreign currency denominated items due to fluctuations of market rates accounted for the overall change.

         Income Tax Provision (Benefit). The Company recorded tax provisions of $2.5 million and $5.3 million in the three and six months ended June 30, 1998, before the deferred tax benefit of $773,000 recognized on the one-time charge for purchased in-process research and development. These provisions for the 1998 periods represent effective tax rates of 23.0% and 23.2%, respectively. In the three months ended June 30, 1999, the Company recorded a tax provision of $818,000 (effective tax rate of 23%) while in the six months ended June 30, 1999, the Company recorded an overall tax benefit of $128,000. The Company's effective tax rate is largely dependent on the proportion of the Company's income earned in different tax jurisdictions. The Company earns a significant portion of its taxable income in the Republic of Ireland of which its "manufacturing income" qualifies for a reduced tax rate of 10% which is substantially lower than statutory rates in Ireland, Canada, the United States, the United Kingdom and Australia. The Company anticipates that it will continue to benefit from this tax treatment, although the extent of the benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change. The Irish Minister of Finance announced in December 1998 that the standard Irish tax rate would be reduced to 28% as of January 1, 1999 and will be reduced gradually to a tax rate of 12.5% for taxation years ending after 2002 (as compared to 32% in 1998). Under the announced plan, the tax rate on manufacturing income will remain at 10% until the tax relief program is due to terminate in 2010, at which time the tax rate would increase to the standard rate of 12.5%. Should the Company no longer qualify for this lower tax rate or if tax laws were rescinded or changed, the effect on net income would be materially adversely affected.

Liquidity and Capital Resources

On a combined basis, cash and cash equivalents and short-term investments of $99.0 million at June 30, 1999 increased $11.1 million from $87.8 million at December 31, 1998. During the first six months of 1999, cash and cash equivalents increased $11.4 million to $51.7 million at June 30, 1999, while short-term investments decreased slightly to $47.3 million at June 30, 1999.

         Operating Activities. During the six months ended June 30, 1999, net cash provided by operating activities was $12.7 million. An increase in deferred revenue, a decrease in accounts receivable, and the non-cash effect of the provision for doubtful accounts accounted for the majority of the cash provided by the Company's operating activities.

         Investing Activities. The cash used in investing activities was due primarily to the purchase of property and equipment of $2.9 million, consisting mainly of furniture and fixtures associated with the build out of new premises in Brisbane, Australia and Galway, Ireland.

         Financing Activities. During the six months ended June 30, 1999 net cash provided by financing activities was $1.4 million. This was due to the issuance of Ordinary Shares to employees pursuant to exercises of options under the 1995 Share Option Plan and to shares issued under the 1996 Employee Share Purchase Plan which were partially offset by the payment of a royalty of approximately $1.0 million during the period pursuant to the Company's purchase of certain interconnect billing software in 1998.

The Company and its subsidiaries have available a $15.0 million multi-currency operating line of credit (the "Line of Credit") from a financial institution that expires on August 31, 2000. The Line of Credit bears interest at rates varying from 0.25% to 1% above the base rate which depends on the currency of the funds drawn on the facility and includes the Canadian U.S. Dollar Base rate, the Canadian Bank Prime rate and LIBOR and DIBOR rates. No amounts were outstanding under the Line of Credit at June 30, 1999.

At June 30, 1999, the Company had outstanding an irrevocable standby letter of credit for $493,000 that expired on July 30, 1999, which was issued to a customer to serve as a performance bond associated with the completion of the Company's contract. During the six months ended June 30, 1999, a letter of credit was also issued to one of the Company's lessors for approximately $162,000 which is due to expire September 30, 2000. Funds available under the Line of Credit are reduced by amounts under any letters of credit outstanding.

The Company had capital lease obligations in principal amounts of $257,000 as of June 30, 1999. The current portion of long-term liabilities includes approximately $1.0 million of royalty payments due in 2000 pursuant to the Company's purchase agreement relating to certain interconnect billing software in 1998.

The Company believes that existing cash balances, funds generated by operations and the availability of the Line of Credit will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

Foreign Currency Exposure

The Company's international sales are predominately invoiced and paid in U.S. currency with the exception of certain customers who are invoiced primarily in Canadian dollars, Pounds Sterling, Australian dollars, New Zealand dollars, Swiss Francs, and Japanese Yen. The impact of foreign currency translation has not been material to the Company's operations.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

Year 2000 Readiness Disclosure

The Company has reviewed and continues to review its products and operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that use a field of two digits to define the applicable year. In such applications, a date using "00" may be recognized as the year 1900 rather than the year 2000. The Company considers "Year 2000 Ready" to mean that a product, when used in accordance with its associated documentation, is capable of correctly processing, providing and/or receiving date data within and between the twentieth and twenty-first centuries, provided that all non-Saville products (i.e., hardware, software and firmware) used with such product properly exchange accurate date data with it.

The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has assessed and continues to assess its material internal IT systems including its accounting and software development systems and its non-IT systems including security systems, building equipment and utilities. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Ready. Management believes that all material systems which the Company uses will be Year 2000 Ready when necessary and that the cost to ensure that those systems are Year 2000 Ready will not be material. It should be noted, however, that the Company depends on timely and uninterrupted interactions with its vendors and its customers, through the use of banking systems, commercial airline travel, telecommunications via long-distance and local service providers, and local utilities, including power. To the extent that Year 2000 Ready alternatives are not readily available at the time, any interruption caused by a lack of Year 2000 Readiness on the part of such vendors could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has designed, tested and continues to test the most current versions of its products to ensure that they are Year 2000 Ready. However, a portion of the Company's currently installed customer base may require upgrade or other remediation to become Year 2000 Ready. The Company is assessing on a case-by-case basis whether testing, upgrade or modification for Year 2000 Readiness is required. The Company's total cost relating to these activities, and any modifications required thereby, has not been and is not expected to be material to the Company's financial condition, results of operations, or cash flows. Any such expenditures to date have been, and any such expenditures in the future are expected to be, treated as normal business expenses funded out of operating cash flow. The Company believes that its exposure to legal liability for any such Year 2000 Readiness failures is limited and that it will be able to make any necessary modifications on a timely basis. There can be, however, no assurance that there will not be increased costs associated with the implementation of any such activities or required modifications and there can be no assurance that there will not be significant legal liabilities, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, including statements regarding the Company's expectations regarding future growth in revenue, the Company's expectation that the Acquisition by ADC will close during the Company's fourth quarter, the Company's plans to expand its product lines and international sales presence, the Company's plans to continue its research and development efforts, the Company's expectation that it will continue to make property and equipment investments in 1999, the Company's belief that its existing cash balance and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for the next twelve months, the possible adverse foreign currency exposure involved with international expansion, the Company's expectation that the result of Euro conversion will not have a material adverse effect, and the Company's general expectations of growth. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's ability to retain existing customers and attract new customers, fluctuations in the Company's sales cycle, the Company's ability to attract and retain qualified employees, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, foreign currency exchange rates, the Company's continued ability to take advantage of favorable tax treatment currently available to the Company and general economic factors.

On June 19, 1999 the Company and ADC entered into a definitive agreement, pursuant to which ADC will acquire the Company through a Scheme of Arrangement under the Companies Act of Ireland. Through this acquisition, which is structured as a tax-free reorganization for U.S. federal income tax purposes and is intended to be accounted for as a "pooling of interests," ADC will issue
0.358 of a share of its Common Stock for each Ordinary Share (or each American depositary receipt representing an Ordinary Share) of the Company and 0.027 of a share of its Common Stock for each Deferred Share. The announcement of the acquisition could have an adverse impact on the ability of the Company to market its products and services to its customers, possibly causing operating results to vary from those expected. The acquisition is subject to certain conditions, including Company shareholder approval and compliance with the Hart-Scott-Rodino Antitrust Improvements Act, as well as certain other governmental filings and approvals, including the sanction of the High Court of Ireland, and there can be no assurance that the acquisition will be successfully completed. In the event that the acquisition is not successfully completed, the Company's results of operations and ordinary share price could be materially adversely affected.

If the acquisition is successfully completed, holders of the Company's ordinary shares will become holders of ADC common stock. ADC's business is different from that of the Company, and ADC's results of operations, as well as the price of ADC common stock, may be affected by factors different than those affecting the Company's results of operations and the price of the Company's common stock. For a discussion of ADC's business and certain important factors to consider in connection with such business, see ADC's public filings with the Securities Exchange Commission, including ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

The Company has significant operations and generates a substantial portion of its taxable income in the Republic of Ireland, and is taxed on its Irish "manufacturing income" at a rate that is substantially lower than U.S. tax rates. This incentive tax arrangement is due to terminate in 2010, but during the period to 2010, the general income tax rate is scheduled to gradually decline until the rate for manufacturing income is only marginally lower than the rate on all income. If the Company could no longer qualify for the lower tax rate on manufacturing income or if the tax laws were rescinded or changed, the Company's net income could be materially adversely affected. In addition, if U.S., Canadian, Australian, United Kingdom or other foreign tax authorities were to challenge successfully the manner in which profits are recognized among the Company and its subsidiaries, the Company's effective tax rate could increase and its cash flow and results of operations could be materially adversely affected.

Item 3.  Market Risk

The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings.

As of June 30, 1999, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies.

                               SAVILLE SYSTEMS PLC

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its 1999 Annual General Meeting of Shareholders (the "Annual Meeting) on May 18, 1999. At the Annual meeting, the following actions were taken.

     1. The shareholders considered the audited accounts of the Company for the year ended December 31, 1998 and the Reports of the Directors and the Accountants thereon and approved by a vote of 36,705,729 Ordinary Shares voted for, 25,355 Ordinary Shares against and 6,672 Ordinary Shares not voting;

     2. The shareholders re-elected William F. Cunningham, Fergus G. McGovern and David P. Mixer as Class I Directors of the Company, each to serve for a three year term. Holders of 36,637,640 Ordinary Shares voted for Mr. Cunningham, 73 Ordinary Shares against and 100,043 shares not voting. Holders of 36,638,040 Ordinary Shares voted for Messrs. McGovern and Mixer, respectively, 73 Ordinary Shares against and 99,643 Ordinary Shares not voting. In addition to Messrs. Cunningham, McGovern and Mixer, the Company's continuing Directors are Messrs. John A. Blanchard III, Brian E. Boyle, John J. Boyle III, Richard A. Licursi, James B. Murray, Jr., Bruce A. Saville and John W. Sidgmore;

     3. The shareholders passed a special resolution which proposed certain amendments to the Company's Articles of Association required to obtain a listing of the Company's Ordinary Shares on the Irish Stock Exchange by a vote of 36,636,611 Ordinary Shares for, 90,054 Ordinary Shares against and 11,091 Ordinary Shares not voting;

     4. The shareholders passed a special resolution which authorizes the Company, in the discretion of the Board of Directors and subject to the listing of the Company's Ordinary Shares on the Irish Stock Exchange, to purchase up to 5,000,000 of the Company's Ordinary Shares and authorizes the Company to reissue any such Ordinary Shares purchased by it and not cancelled by a vote of 36,702,488 Ordinary Shares for, 25,473 Ordinary Shares against and 9,795 Ordinary Shares not voting;

     5. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year by a vote of 36,703,452 Ordinary Shares for, 26,286 Ordinary Shares against and 8,018 Ordinary Shares not voting;

     6. The shareholders authorized the Directors to determine the remuneration of the independent accountants by a vote of 36,653,591 Ordinary Shares for, 69,540 Ordinary Shares against and 14,625 Ordinary Shares not voting, and

     7. The shareholders authorized the holding of the 2000 Annual General Meeting of the Company in North America by a vote of 36,521,045 Ordinary Shares for, 211,600 Ordinary Shares against and 5,111 Ordinary Shares not voting.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The exhibits listed in the Exhibit Index as part of or included in this report.

          (b)  Reports on form 8-K

          The Company filed current reports on Form 8-K dated April 8, 1999 and June 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SAVILLE SYSTEMS PLC
                                                  (Registrant)



Date:  August 11, 1999                      By:   /s/ Christopher A. Hanson
       ---------------                            --------------------------
                                                  Christopher A. Hanson
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                               SAVILLE SYSTEMS PLC

                                FORM 10-Q REPORT

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                INDEX TO EXHIBITS


Exhibit No.    Description

  10.1 Lease agreement between Saville Systems PLC, Patrick J. O'Grady and Bernadette O'Grady, Clybaun Construction Limited and O'Grady
               Construction Limited dated January 27, 1999

  27.0         Financial Data Schedule

  99.1 First Amendment to Agreement, dated as of June 30, 1999 by and among Saville and ADC Telecommunications, Inc.
